Form 10-K
period 2024-11-30
Jefferies Financial Group Inc.
filed 2025-01-28
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that
prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the
filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation
received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2024 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $8,458,821,477.
On January 17, 2025, the registrant had outstanding 206,094,699 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the
2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
Jefferies Financial Group, Inc.
Index to Annual Report on Form 10-K
November 30, 2024

PART I.	Page
Item 1. Business ...	1
Item 1A. Risk Factors ...	7
Item 1B. Unresolved Staff Comments .......................................................................................................................................................................................	14
Item 1C. Cybersecurity ...	14
Item 2. Properties ...	15
Item 3. Legal Proceedings ...	15
Item 4. Mine Safety Disclosures .................................................................................................................................................................................................	15

PART II. FINANCIAL INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities .........................................	15
Item 6. [Reserved] ...	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................	16
Consolidated Results of Operations ..................................................................................................................................................................................	17
Executive Summary ...	17
Revenues by Source ...	18
Non-interest Expenses ......................................................................................................................................................................................................	21
Accounting Developments ..................................................................................................................................................................................................	22
Critical Accounting Estimates .............................................................................................................................................................................................	22
Liquidity, Financial Condition and Capital Resources .....................................................................................................................................................	25
Risk Management ...	31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................................................................................................................	39
Item 8. Financial Statements and Supplementary Data .........................................................................................................................................................	40
Index to Consolidated Financial Statements ....................................................................................................................................................................	40
Management’s Report on Internal Control Over Financial Reporting ............................................................................................................................	41
Reports of Independent Registered Public Accounting Firm ........................................................................................................................................	42
Consolidated Statements of Financial Condition ............................................................................................................................................................	45
Consolidated Statements of Earnings ...............................................................................................................................................................................	46
Consolidated Statements of Comprehensive Income ....................................................................................................................................................	47
Consolidated Statements of Changes in Equity ...............................................................................................................................................................	48
Consolidated Statements of Cash Flows ..........................................................................................................................................................................	49
Notes to Consolidated Financial Statements ...................................................................................................................................................................	51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................................................	105
Item 9A. Controls and Procedures .............................................................................................................................................................................................	105
Item 9B. Other Information ...	105
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. ..............................................................................................................	105

PART III. OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance ......................................................................................................................................	105
Item 11. Executive Compensation ..............................................................................................................................................................................................	105
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .......................................................	105
Item 13. Certain Relationships and Related Transactions, and Director Independence ..................................................................................................	105
Item 14. Principal Accountant Fees and Services ...................................................................................................................................................................	105

PART IV. EXHIBITS AND SIGNATURES
Item 15. Exhibits and Financial Statement Schedules ............................................................................................................................................................	105
Item 16. Form 10-K Summary .....................................................................................................................................................................................................	106
Signatures ...	107

1	Jefferies Financial Group Inc.
PART I
Item 1. Business
Introduction
Jefferies Financial Group Inc. (“Jefferies,” “we,” “us” or “our”) is a
U.S.-headquartered global full-service investment banking and capital markets firm. Our largest subsidiary, Jefferies LLC, a U.S.
broker-dealer, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, a U.K. broker-dealer, was established in the U.K. in 1986. Our strategy focuses on driving momentum in our full-service
investment banking business, bringing value to clients and
executing in our capital markets sales and trading businesses and growing our Leucadia Asset Management alternative asset
management platform. We are always client focused first and
committed to integration and collaboration across our
businesses.
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
•Investment Banking and Capital Markets provides investment
banking, capital markets and other related services to our
clients. We provide underwriting and financial advisory
services across a range of industry sectors in the Americas;
Europe and the Middle East; and Asia-Pacific. Our capital
markets businesses operate across the spectrum of equities
and fixed income products. Related services include prime
brokerage, equity finance, and research and strategy.
Investment Banking and Capital Markets also includes our
corporate lending joint venture (“JFIN Parent LLC” or “Jefferies
Finance”) and our commercial real estate finance joint venture
(“Berkadia Commercial Holding LLC” or “Berkadia”).
•Asset Management provides alternative investment
management services to investors globally. Through our asset management efforts, we often seed or provide additional
strategic capital in the strategies offered by affiliated asset managers in addition to investing for our own account. Our
Asset Management business also holds investments in public
securities and private companies, along with investments in
several consolidated subsidiaries whose operations consist of, among other businesses, real estate development, online
foreign exchange trading and telecommunications. These
investments and holdings include the remainder of our legacy merchant banking portfolio as well as other investments.
Our Businesses
Investment Banking and Capital Markets
Jefferies is one of the world’s leading full-service investment banking and capital markets firms. Our Investment Banking and
Capital Markets segment focuses on Investment Banking,
Equities and Fixed Income. We primarily serve public companies, private companies, and their sponsors and owners, institutional investors and government entities. Our services are enhanced by our relentless client focus, our differentiated insights and a flat and nimble operating structure.
Investment Banking
We provide our clients around the world with a full range of financial advisory, equity underwriting and debt underwriting services. Our investment banking professionals operate in the
Americas, Europe and the Middle East and Asia-Pacific, and are
organized into industry, product and geographic coverage
groups. Our industry coverage groups include: Consumer; Energy and Power; Financial Institutions; Financial Sponsors; Healthcare;
Industrials; Municipal Finance; Real Estate, Gaming and Lodging;
and Technology, Media and Telecom. Our product groups include advisory (which includes mergers and acquisitions, sponsor
coverage, private capital and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our teams are based in major cities in the United States, as well as London,
Hong Kong, Amsterdam, Dubai, Frankfurt, Madrid, Melbourne,
Milan, Mumbai, Paris, São Paulo, Singapore, Stockholm, Sydney,
Tel Aviv, Tokyo, Seoul, Calgary and Toronto. We have continued
to invest in our investment banking business, significantly
expanding our professional talent base again since 2021 and
increasing our presence globally.

November 2024 Form 10-K	2
Advisory Services
We provide mergers and acquisition, debt advisory and
restructuring and private capital advisory services to companies, financial sponsors and government entities. In the mergers and acquisitions area, we advise business owners, private equity firms and public and private corporations on mergers, sales, acquisitions, divestitures, leveraged buyouts, cross-border
transactions, joint ventures, spin-offs and other corporate
restructurings. In the debt advisory and restructuring area, we provide companies, bondholders, creditors and lenders a full range of both in-court and out-of-court advisory capabilities to help our clients enhance their financial position by obtaining the best available capital and by executing complex restructuring transactions. As part of our private capital advisory business, we advise financial sponsors and their investors on the creation and structuring of funds and fund offerings and primary and
secondary capital raising. We also advise large institutional investors on the sale of private equity limited partnership and co-
investment interests.
Equity Underwriting
We provide a broad range of equity financing capabilities and equity capital solutions to businesses and their owners. These capabilities include initial public offerings, follow-on offerings, rights-offerings, at the market offerings, block trades, private placements and equity-linked products.
Debt Underwriting
We provide a wide range of debt capital raising and acquisition financing capabilities to businesses, financial sponsors and government entities. We help clients raise capital, carry out refinancings, issue bonds, and access alternative and structured finance solutions that optimize terms and minimize risk. These offerings include both public and private debt, such as
investment grade debt, high yield bonds, leveraged loans,
municipal debt, emerging market debt, global structured notes, preferred stock and mortgage-backed and other asset-backed
securities.
Other Investment Banking Activities
Jefferies Finance, our 50/50 joint venture with Massachusetts
Mutual Life Insurance Company, structures, underwrites and
syndicates primarily senior secured loans to corporate borrowers;
and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines,
Leveraged Finance Arrangement and Asset Management. In
connection with its Leveraged Finance business, loans are
originated primarily through our investment banking efforts and
Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume. The Asset Management business of Jefferies Finance, referred to as Jefferies Credit
Partners, is a multi-strategy credit platform that manages
proprietary and third-party capital invested across commingled funds, funds-of-one, separately managed accounts, business
development companies, collateralized loan obligations and
levered balance sheet funds. Broadly syndicated loan
investments are sourced through transactions arranged by
Jefferies Finance and third-party arrangers and managed through its subsidiary, Apex Credit Partners LLC. Direct lending
investments are primarily sourced through Jefferies. Jefferies
Finance and its subsidiaries that are involved in investment management are registered investment advisers with the SEC.
Berkadia Commercial Mortgage Holding LLC is our commercial
real estate finance and investment sales joint venture with
Berkshire Hathaway, Inc. Berkadia originates commercial and
multifamily real estate loans that are sold to U.S. government agencies or other investors with Berkadia retaining the mortgage servicing rights. In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to
borrowers who intend to refinance the loan with longer-term
loans from an eligible government agency or other third-party.
Berkadia is also a servicer of commercial real estate loans in the
U.S. performing primary, master and special servicing functions for U.S. government agency programs and financial services
companies. In addition, Berkadia provides brokerage services, asset review, market research, financial analysis and due
diligence support for multifamily real estate projects.
Strategic Alliance with SMBC Group
In July 2021, we entered into a strategic alliance with Sumitomo
Mitsui Financial Group, Inc. (“SMFG”), Sumitomo Mitsui Banking
Corporation (“SMBC”) and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”) to collaborate on corporate and investment banking business opportunities, with an initial focus on leveraged finance and cross-border mergers and acquisitions involving Japanese companies.
In April 2023, we agreed with SMBC a significant expansion of this alliance. This relationship provides us with enhanced client capabilities and supports the continued growth of our global investment banking and capital markets business. Under our
alliance, we, among other things, coordinate efforts in leveraged finance to expand and scale existing offerings, seek cross-border mergers and acquisition advisory opportunities involving
Japanese companies, and jointly pursue investment banking,
capital markets and financing opportunities by leveraging our shared strengths and relationships. Additionally, as of the third quarter of 2024, the CEO of SMFG serves on our Board of
Directors. At November 30, 2024, SMBC owns 15.8% of our
common stock on an as-converted basis and 14.5% on a fully-
diluted, as-converted, basis.
Equities
Equities Research, Capital Markets
We provide our clients leading advisory, differentiated distribution and solution-based execution capabilities through equities
research and sales and trading across global equities markets.
These services are delivered with key capabilities in cash
equities, electronic trading, equity derivatives, convertibles, corporate access and prime services. We deliver high touch
services and act as agent, principal or market maker to provide clients with execution quality in varying liquidity situations—
providing clients with bespoke insights and execution informed by our sector expertise. Our equities electronic trading business provides our clients with local expertise and innovative electronic trading solutions, including customizable algorithms. We bring a full-service coverage model and customized solutions in equity derivatives and financing solutions and our convertibles platform is a market leading franchise.

3	Jefferies Financial Group Inc.
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
Prime Services
Our Prime Services business provides a full-service offering that includes financing, business consulting and capital introduction services, a robust technology platform, outsourced trading
solutions for both start-up and existing managers, strategic content and thought leadership. Our prime brokerage services in the U.S. provide hedge funds, money managers and registered
investment advisors with execution, financing, clearing, financing, swaps, outsourced trading and reporting and administrative
services. Our platform is fully self-clearing and provides global access to markets across the world. We finance our clients’
securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond
securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread.
Wealth Management
We provide tailored wealth management services designed to
meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions.
Fixed Income
Jefferies’ facilitates client activity by making markets in a wide range of fixed income securities, loans and derivative
instruments to a large and diversified group of clients including financial institutions and corporates.  We offer clients real-time actionable insights and differentiated high and low touch
execution as well as a range of financing solutions tailored to our clients’ needs.
Our global capabilities across sales, trading and capital markets cover credit products including loans, high yield and distressed debt securities, investment grade securities, municipal securities, structured finance transactions and trade and litigation claims.
Our emerging markets sales and trading team actively
participates in sovereign and corporate fixed income markets in
Latin America, Eastern Europe, the Middle East, Africa and Asia.
Our global structured solutions business provides customized products in interest rates and foreign exchange to investors as well as providing interest rate and foreign currency hedging solutions to corporates. Our securitized markets group trades, structures and provides warehousing solutions for collateralized loan obligations (CLOs) and asset-backed securities covering prime and non-conforming residential mortgage-backed
securities, U.S. agency residential mortgage-backed securities and consumer as well as other non-traditional collateral.
Our interest rate product capabilities cover government bonds, other government-backed securities and cleared interest rate swaps. Jefferies is designated as a Primary Dealer for U.S.
government securities and is designated in similar capacities for several European countries. Additionally, through the use of repurchase agreements, we act as an intermediary between
borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. Our strategists and
economists provide ongoing commentary and analysis of the
global fixed income markets and provide ideas and analysis to clients across our breadth of fixed income products.
Alternative Asset Management
Under the Leucadia Asset Management (“LAM”) umbrella, we
manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment
strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its directly owned and affiliated managers and offers investors opportunities to invest alongside us. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds,
and other institutional investors globally. The investment
products under LAM range from multi-manager products to niche equity long/short strategies to credit strategies, among other strategies. We offer our affiliated asset managers access to stable long-term capital, robust operational infrastructure and global marketing and distribution. We often invest seed or
additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest. We continue to expand our asset
management efforts and establish further strategic relationships to expand our offerings.
Other Investments
Our legacy merchant banking portfolio, managed by the co-heads of Asset Management, includes Stratos Group International, LLC
(“Stratos”) (formerly FXCM Group, LLC, or “FXCM”), provider of online foreign exchange trading services; Tessellis S.p.A.
(“Tessellis”), a telecommunications company publicly listed on the Italian stock exchange; HomeFed LLC (“HomeFed”), (real
estate); investments in certain public equity securities; and other investments in private companies and asset management funds.
Human Capital
Our people make up the fabric of our firm, which is comprised of diverse and innovative teams. We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, clients, employees, communities in which we live and work, and society as a whole. Instrumental to all of this is our culture.
We have employees located throughout the world. As of
November 30, 2024, we had 7,822 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments. Our workforce is distributed across our regions of the
Americas with 49.3%, Europe and the Middle East with 38.1%, and
Asia-Pacific with 12.6%. We employ 5,759 within our Investment
Banking advisory and underwriting businesses, Fixed Income and
Equities capital markets businesses, and alternative asset
management business. In addition, 2,063 individuals are
employees of our Stratos, Tessellis, HomeFed and M Science
subsidiaries.

November 2024 Form 10-K	4
During 2024, we have increased the number of our Investment
Banking Managing Directors and related staff, along with
additional technology and corporate staff to support our growth and strategic priorities. We also expanded our global footprint by hiring professionals into new locations, including Seoul and
Calgary.
Talent and Recruiting
In order to compete effectively and continue to provide best-in-
class service to our clients, we must attract and retain highly talented professionals. Our core workforce is predominately
composed of employees in roles within investment banking,
sales, trading, research and other revenue producing and support personnel for those businesses. During 2024, we hired 1,221 full-
time employees, with 784 in the Americas, 276 in Europe and the
Middle East and 161 in Asia-Pacific. Of the hires, 845 were made laterally while 376 were hired directly from our campus recruiting efforts. While our hiring of talent was largely in Investment
Banking, there has also been meaningful additional investment in
Equities, Fixed Income, Research, Alternative Asset Management
and our support areas. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and
compensation and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
We are focused on broadening the pipeline from which we recruit and hire diverse talent through both campus and lateral hiring initiatives. For campus recruiting, we have partnered with several organizations globally to broaden our pipeline of candidates. We host insight days and symposiums that describe Jefferies to
candidates that come from a diverse range of backgrounds and experiences. In 2024, we welcomed 345 summer interns globally from approximately 140 different colleges, universities and
business schools. We also hire off-cycle interns throughout the year in Europe and the Middle East and Asia-Pacific. Our Global
Recruiting Policy, rolled out in 2024, requires a diverse slate of candidates for all roles. Interviewing guides, training and other resources are provided to hiring managers to support inclusive hiring.
We have several recruitment programs aimed at diversifying the pipeline of our campus and experienced hires. Through our
Jefferies Black & Latino Network (“J-NOBLE”) Fellowship
Program, we provide mentorship, internships and ongoing
development to students from diverse backgrounds and
experiences who aspire to pursue investment banking careers.
Since the program launched in 2019, 50 fellows have participated in the program. Our MBA Fellowship Program, launched in 2023, supports summer associates based on their outstanding
achievements and financial need. The MBA fellows in Investment
Banking are paired with a mentor at the Managing Director level and provided developmental support. Our Equity Research Career
Switch Program is aimed at recruiting diverse individuals who are interested in changing careers into equity research.
We value continued training and development for all employees.
We seek to equip our people at all stages in their careers with the tools necessary to become thoughtful and effective leaders. We offer customized, year-long training curriculums across all
divisions and title levels globally, focused on enhancing skillsets, professional development and management best practices. Our
programs comprise both internal leaders and best-in-class
external experts facilitating our trainings. We also offer
mentoring initiatives, including our firmwide Cross-Divisional
Mentoring Program, Career Advisory Program, New Hire Buddy
Program, and Managing Director Mentoring. Additional
development programs include our two Women in Leadership
Programs, which provide learning and networking opportunities to position our female leaders for success. Our Thrive as a
Leader leadership development program, sponsored by J-NOBLE,
Jefferies Ethnic Minority Society (JEMS), and JASIA (Jefferies
Asian Heritage) is aimed at providing professional development and career advancement training to diverse participants at the
Vice President and Senior Vice President levels. To supplement our in-person learning model, we also offer on-demand training to all of our employees via a digital learning platform.
Wellness
In addition to training and development programs, we continue to be focused on the mental and physical well-being of our
employees. We host global wellness webinars led by mental
health experts, provide confidential 1:1 wellness and nutritional counseling, host monthly group fitness classes and offer a
variety of tailored wellness content for “Mental Health Awareness
Month” in May and “World Mental Health Day” in October. The
events for these two initiatives include training sessions with world-class psychologists on managing stress and well-being, supporting the mental health of friends, family and colleagues, emotional regulation and physical fitness initiatives. In November
2024, we hosted our inaugural ‘wellness week’ throughout Asia-
Pacific comprised of mental and physical health initiatives.
Diversity, Equity, and Inclusion
The foundation of our culture is our approach to employee
engagement, diversity, equity, and inclusion (“DEI”), which is summed up in our Corporate Social Responsibility Principle:
Respect People. We embrace diversity, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. We have implemented a number
of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety and training and
education. We have strong internal partnerships engaging eight global Employee Resource Groups that support a diverse,
inclusive workplace. Our Diversity Council, co-sponsored by Rich
Handler, our CEO, and Brian Friedman, our President, gives our
Employee Resource Groups a platform to come together and
discuss best practices, as well as collaborate on firmwide
diversity initiatives. Our DEI function has grown since our launch in 2019 to include six full-time employees located in New York,
London and Hong Kong.
We have also made a commitment to building a culture that
provides opportunities for all employees regardless of our
differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients. Our DEI strategy focuses on fostering inclusive
leadership, building diverse and inclusive teams, developing our leaders, fostering community and belonging and client and
community engagement. Inclusive Leadership training is
extended to all employees and all new hires are required to
participate in the training. We are focused on improving the collection and transparency of diversity metrics and the
information flow to senior leadership and utilize an annual
employee engagement survey, which enables employees to
provide feedback on an anonymous basis. Our 2024 participation rate was 79% globally. Our annual Self-ID campaign also aims to increase the collection of demographic data internally.
Our Board has an ESG, Diversity, Equity and Inclusion (“ESG/DEI”)
Committee, which, among other things, oversees the
sustainability matters arising from our business and includes oversight over diversity and inclusion. The ESG/DEI Committee demonstrates our and the Board’s ongoing commitment of
driving and fostering diversity in the workforce and in the
communities in which we operate. In partnership with the ESG/

5	Jefferies Financial Group Inc.
DEI Committee, we participated in a rigorous study to track
progress against our peers in representation data, initiatives, and programs. Jefferies’ data representation is generally in line with our peers.
We encourage you to review our Sustainability Report (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website,
including the Sustainability Report or sections thereof, is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating to our ability to attract, develop and retain highly skilled and productive employees, refer to “Part
1. Item 1A. Risk Factors.”
Employee Benefits
Our benefits are designed to attract, support and retain
employees by providing employees and their spouses, partners and families with health and wellness programs (medical, dental, vision and behavioral), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family-oriented benefits (parental leaves and child care assistance). We also provide all our employees with benefits to support inclusive fertility health and family-forming benefits.
We have continued to broaden our inclusive benefits offering by adding menopause support as well. This year, we expanded our primary caregiver leave time in the United States and provided coaching to individuals going out and returning from primary caregiver leave globally. We also endeavor to provide location specific health club, transportation and employee discounts.
Giving Back to Community
The firm is committed to giving back to our communities. In
2024, we donated $3.8 million to over 200 organizations across a number of Jefferies-supported charitable initiatives. Additionally, through our Employee Resource Groups, employees have created lasting partnerships by volunteering time to support several of these charitable partners.
Competition
All aspects of our business are intensely competitive. We
compete primarily with large global bank holding companies that engage in investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also compete against other broker-
dealers, asset managers and boutique firms. We believe the
principal factors driving our competitiveness include our ability to provide differentiated insights to our clients that lead to better business outcomes, to attract, retain and develop skilled
professionals and to deliver a competitive breadth of high-quality service offerings; our vast global footprint; the depth and breadth of our capabilities in Investment Banking and Capital Markets;
and our ability to maintain a flat, nimble and entrepreneurial culture built on immediacy and client service.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. As a publicly traded company and through our investment bank, investment
management and derivative businesses in the U.S., we are
subject to the jurisdiction of the Securities and Exchange
Commission (“SEC”). In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) which is
the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory
Authority, Inc. (“FINRA”) and the National Futures Association
(“NFA”) are self-regulatory organizations (“SROs”) that are
actively involved in the regulation of our financial services businesses (securities businesses in the case of FINRA and
commodities/futures businesses in the case of the NFA). Broker-
dealers that conduct securities activities involving municipal securities are also subject to regulation by the Municipal
Securities Rulemaking Board (“MSRB”). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or
investment advisory activities and to regulation by other SROs within the U.S. and the securities exchanges and execution
facilities of which we are a member. The SEC, FINRA, CFTC, NFA,
SROs and state securities regulators conduct periodic
examinations of broker-dealers, investment advisors, futures commission merchants (“FCMs”), swap dealers, security-based
swap dealers (“SBS dealers”) and over the counter derivatives dealer (“OTCDD”). The designated examining authority under the
U.S. Securities Exchange Act of 1934, as amended (the
“Exchange Act”) for Jefferies LLC’s activities as a broker-dealer is
FINRA, and the designated self-regulatory organization (“DSRO”)
under the U.S. Commodity Exchange Act for Jefferies LLC’s non-
clearing FCM activities is the NFA. As it pertains to Jefferies
Financial Services Inc. (“JFSI”), the designated examining
authority for its activities as an SEC registered SBS dealer and
OTCDD is the SEC, while the DSRO for its activities as a swap dealer registered with the CFTC is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs, swap dealers, SBS dealers and OTCDD must also comply with the rules and regulation of clearing houses,
exchanges, swap execution facilities and trading platforms of which they are a member.
Broker-dealers are subject to SEC, FINRA, MSRB, SRO and state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-
dealer personnel including officers and employees (although
state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing,
transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping;
and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. Additional legislation,
changes in rules promulgated by the SEC, FINRA, CFTC, NFA
other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or
enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment
advisors, FCMs, commodity trading advisors, commodity pool
operators, swap dealers and SBS dealers. The SEC, CFTC, FINRA,
NFA, state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, JFSI, and its affiliated entities, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed
expansions), membership expulsions, or revocations of licenses and registrations).

November 2024 Form 10-K	6
The investment advisers responsible for the Jefferies’ investment management businesses are all registered as investment
advisers with the SEC or rely upon the registration of an affiliated adviser, and all are currently exempt from registration as
Commodity Pool Operators and Commodity Trading Advisors.
Registered investment advisers are subject to the requirements of the Advisers Act and the regulations promulgated thereunder.
Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program,
operational and marketing requirements, disclosure obligations, conflicts of interest, fees and prohibitions on fraudulent
activities.
The investment activities are also subject to regulation under the
Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended, the Investment Company Act of 1940, as
amended (the “Investment Company Act”) and various other
statutes, as well as the laws of the fifty states and the rules of various United States and non-United States securities
exchanges and self-regulatory organizations, including laws
governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., options and
futures position limits, execution requirements and reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement regulations governing all
aspects of the financial services industry. Pursuant to systemic risk reporting requirements adopted by the SEC, Jefferies’
affiliated registered investment advisers with private investment fund clients are required to report certain information about their investment funds to the SEC.
Regulatory Capital Requirements. Several of our regulated entities are subject to financial capital requirements that are set by applicable local regulations.
Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the
SEC or CFTC minimum financial requirements. As a broker-
dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital
Rule 15c3-1 (the “Net Capital Rule”), which specifies the
minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-
dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers, as applicable to Jefferies LLC). Compliance with the Net
Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities and financing customers’
prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than
required by the SEC and could restrict a broker-dealer from
expanding business or require the broker-dealer to reduce its business activities. As a non-clearing FCM, Jefferies LLC is also required to maintain minimum adjusted net capital of $1.0 million under CFTC rules.
JFSI is dually registered with the SEC as an SBS dealer and
OTCDD and registered with the CFTC as a swap dealer. JFSI is required to comply with the SEC and CFTC capital rules for SBS dealers and swap dealers, respectively. Further, as an OTCDD,
JFSI is subject to compliance with the SEC’s net capital
requirements.
As an SEC registered OTCDD and security-based swap dealer,
JFSI is subject to rules regarding capital, segregation and margin requirements. The CFTC and NFA have also adopted similar
swap dealer capital rules. Under the rules there are minimum capital requirements for, among others, an entity that acts as a dealer in SBS or swaps, of $100 million in tentative net capital or the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount in net capital.
The risk margin amount for the SEC means the sum of (i) the
total initial margin required to be maintained by the SEC-
registered SBS dealer at each clearinghouse with respect to SBS or swap transactions cleared for SBS or swap customers and (ii)
the total initial margin amount calculated by the SEC-registered
SBS dealer with respect to non-cleared SBS and swaps under the
SEC rules. The risk margin amount for the CFTC means the total initial margin amount calculated by the CFTC-registered swap dealer with respect to non-cleared SBS and swaps under the
CFTC rules.
Under the Exchange Act, state securities regulators are not
permitted to impose capital, margin, custody, financial
responsibility, making and keeping records, bonding, or financial or operational reporting requirements on registered broker-
dealers that differ from, or are in addition to, the requirements in those areas established under the Exchange Act, including the rules and regulations promulgated thereunder.
For additional information refer to Item 1A. Risk Factors -
“Legislation and regulation may significantly affect our business.”
Jefferies Financial Group Inc. is not subject to any regulatory capital rules.
Refer to Net Capital within Item 7. Management’s Discussion and
Analysis and Note 22, Regulatory Requirements in this Annual
Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment
banking services internationally, primarily in Europe and the
Middle East and Asia-Pacific. Jefferies International Limited,
which is the principal operating subsidiary of Jefferies in the U.K., maintains regulatory capital aligned with the two key regulatory pillars. Pillar 1 is its own funds requirement which represents the highest of the permanent minimum capital requirement, fixed
overheads requirement and k-factor requirements set out in the
Investment Firms Prudential Regime (“IFPR”) under the Financial
Conduct Authority’s (“FCA”) MIFIDPRU sourcebook, while Pillar 2 pertains to the International Capital Adequacy and Risk
Assessment (“ICARA”) process whereby Jefferies International
Limited ensures that it maintains capital in excess of minimum regulatory capital requirements under both normal and stressed conditions. Our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among

7	Jefferies Financial Group Inc.
other regulatory bodies, the European Commission and European
Supervisory Authorities (including the European Banking
Authority and European Securities and Market Authority), the U.K.
Financial Conduct Authority, the German Federal Financial
Supervisory Authority (“BaFin”), the Canadian Investment
Regulatory Organization, the Swiss Financial Market Supervisory
Authority (“FINMA”), the Dubai Financial Services Authority, the
Hong Kong Securities and Futures Commission, the Japan
Financial Services Agency, the Monetary Authority of Singapore,
the Australian Securities and Investments Commission and the
Securities and Exchange Board of India (“SEBI”). Every country in which we do business imposes upon us laws, rules and
regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-
bribery rules, compliance with other applicable trading and
investment banking regulations and similar regulatory reform.
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
Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities,
including trading account assets and liabilities, loans, securities, short-term borrowings, corporate debt and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.
In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to
increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase capital requirements, which could have an adverse effect on our
business, results of operations, financial condition and liquidity.
A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible and equity securities, loans, derivative contracts and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity.
From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price
movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging
transactions that if not successful, could result in losses.
Increased market volatility may also impact our revenues as
transaction activity in our investment banking and capital
markets sales and trading businesses can be negatively
impacted in a volatile market environment.
Refer to Management’s Discussion and Analysis of Financial
Condition and Results of Operations-Risk Management within
Part II, Item 7. of this Annual Report on Form 10-K for additional discussion.
A credit-rating agency downgrade could significantly impact our business.
The cost and availability of financing generally are impacted by
(among other things) our credit ratings. If any of our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position and
results of operations could be adversely affected and
perceptions of our financial strength could be damaged, which could adversely affect our client relationships. Additionally, we intend to access the capital markets and issue debt securities from time to time, and a decrease in our credit ratings or outlook could adversely affect our liquidity and competitive position, increase our borrowing costs, decrease demand for our debt
securities and increase the expense and difficulty of financing our operations. In addition, in connection with certain over-the-
counter derivative contract arrangements and certain other
trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing
organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact the prices of our debt securities. There can be no assurance that our credit ratings will not be downgraded.

November 2024 Form 10-K	8
As a holding company, we are dependent for liquidity from
payments from our subsidiaries, many of which are subject to restrictions.
As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. Several of our
subsidiaries, particularly our broker-dealer subsidiaries and swap dealer subsidiary, are subject to regulations that limit or restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiaries and swap dealer subsidiary are subject to
restrictions on their ability to lend or transact with affiliates and are required to maintain minimum regulatory capital
requirements. These regulations may hinder our ability to access funds that we may need to make payments to fulfill obligations.
From time to time we may invest in securities that are illiquid or subject to restrictions.
From time to time we may invest in securities that are subject to restrictions which prohibit us from selling the securities for a period of time. Such agreements may limit our ability to generate liquidity quickly through the disposition of the underlying
investment while the agreement is effective.
Economic Environment Risks
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other
widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, extreme climate-
related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. For instance, the spread of illnesses or pandemics has, and could in the future, cause illness, quarantines, various shutdowns, reduction in
business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. In addition, geopolitical and military conflict and war between Russia and Ukraine and Hamas and Israel have and will continue to result in instability and adversely affect the global economy or specific markets, which could continue to
have an adverse impact or cause volatility in the financial
services industry generally or on our results of operations and financial conditions. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other
countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. While we do not have any operations in Russia or any clients with significant
Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia, the specific consequences of the conflict in Ukraine on our
business is difficult to predict at this time. Likewise, our investments and assets in our growing Israeli business could be negatively affected by consequences from the geopolitical and military conflict in the region. In addition to inflationary pressures affecting our operations, we may also experience an increase in cyberattacks against us and our third-party service providers from Russia, Hamas or their allies.
Climate change concerns and incidents could disrupt our
businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.
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
Because our asset management businesses hold long and short
positions in equity and debt securities, changes in the prices of these securities, as well as any decrease in the liquidity of these

9	Jefferies Financial Group Inc.
securities, may materially and adversely affect our revenues from asset management.
Similarly, our other investments businesses may suffer from the above-mentioned impacts of fluctuations in economic and
market conditions, including reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. In addition, other factors, most of which are outside of our control, can affect our businesses, including the state of the real estate market, the state of the Italian telecommunications market, and the state of international market and economic conditions which impact
trading volume and currency volatility, and changes in regulatory requirements.
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, the level and volatility of interest rates, the availability and market conditions of financing, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, energy prices, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the
United States and the European Union, ongoing concern about
Asia’s economies, global supply disruptions, complications
involving terrorism and armed conflicts around the world
(including the conflict between Russia and Ukraine, and Hamas and Israel, or other challenges to global trade or travel, such as those that occur due to a pandemic). More generally, because our business is closely correlated to the general economic
outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of
operations.
Changing financial, economic and political conditions could result in decreased revenues, losses or other adverse consequences.
Global or regional changes in the financial markets or economic and political conditions could adversely affect our business in many ways, including the following:
•A market downturn, potential recession and high inflation, as well as declines in consumer confidence and an increase in
unemployment rates, could lead to a decline in the volume of transactions executed for customers and, therefore, to a
decline in the revenues we receive from commissions and
spreads. Any such economic downturn, volatile business
environment, hostile third-party action or continued
unpredictable and unstable market conditions could adversely affect our general business strategies;
•Unfavorable conditions or changes in general political,
economic or market conditions could reduce the number and
size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory, underwriting or placement fees, are directly related to the number and size of the
transactions in which we participate and could therefore be
adversely affected by unfavorable financial, economic or
political conditions. In particular, the increasing trend toward sovereign protectionism and de-globalization has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and
international strife, and general market upheaval in response to such results, all of which could negatively impact our business;
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
These limits reflect our risk tolerances for business activity. Our framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-
Risk, sensitivities, exposure concentrations, aged inventory, the amount of Level 3 assets, counterparty exposure, leverage, cash capital and performance analysis. Refer to Management’s
Discussion and Analysis of Financial Condition and Results of
Operations - Risk Management within Part II. Item 7. of this
Annual Report on Form 10-K for additional discussion. While we employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their
application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and
procedures.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful investment bankers, sales and trading professionals, research

November 2024 Form 10-K	10
professionals, portfolio managers and other revenue producing or specialized personnel, in addition to qualified, successful personnel in functional, non-revenue producing roles.
Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of
operations, financial condition and liquidity.
Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments and increased compensation. These can be important factors in a
current employee’s decision to leave us as well as in a
prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel.
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
We face increasing competition in the financial services industry.
We operate in an intensely competitive with other global bank holding companies that engage in investment banking and
capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also
compete against other broker-dealers, asset managers and
boutique firms on both a global and regional basis. There is also growing pressure to provide services at lower fees to appeal to clients, which may impact our ability to effectively compete.
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
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have
been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of
client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate
information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new
artificial intelligence tools or methods. Retaliatory acts by Russia,
Hamas or their allies in response to economic sanctions or other measures taken by the global community arising from the Russia-
Ukraine and Hamas-Israel conflicts could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be
difficult to detect or prevent.
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
warrant, our computer systems, software and networks may be
vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and

11	Jefferies Financial Group Inc.
other malicious code, as well as human error, natural disaster, power loss, and other events that could damage our reputation, impact the security and stability of our operations, and expose us to class action lawsuits and regulatory investigation, action, and penalties, and significant liability.
We also rely on numerous third-party service providers to
conduct other aspects of our business operations and we face similar risks relating to them. While we evaluate the information security programs and defenses of third-party vendors, we
cannot be certain that our reviews and oversight will identify all potential information security weaknesses or that our vendors’
information security protocols are or will be sufficient to
withstand or adequately respond to a cyber attack, cybersecurity incident or other information security breach. In addition, in order to access our products and services, or trade with us, our
customers and counterparties may use networks, computers and other devices that are beyond our security control systems and processes.
Notwithstanding the precautions we take, if a cyber attack,
cybersecurity incident, or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability.
As attempted attacks continue to evolve in scope and
sophistication, we may be required to expend substantial
additional resources to modify or enhance our reasonable
security measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks,
cybersecurity incidents or other information security breaches to our customers, partners, third-party service providers and
counterparties. Though we have insurance against some cyber
risks and attacks, we may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Successful cyber attacks, cybersecurity incidents or other information security breaches at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market
perception of the effectiveness of our security measures or the financial system in general, which could result in a loss of
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
Employee misconduct or fraud could harm us by impairing our
ability to attract and retain clients and subject us to significant legal liability and reputational harm.
There is a risk that our employees could engage in fraud or other misconduct that adversely affects our business. For example, we are subject to a number of obligations and standards arising from our asset management business and our responsibility over the assets managed by this business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset
management. Misconduct or fraud by employees, advisors, or
other third-party service providers could cause significant losses.
In addition, our business often requires that we deal with
confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential
information provided by our clients, we could be subject to
regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. Employee misconduct or fraud could include,
among other things, binding us to unauthorized transactions that present unacceptable risks, engaging in other unauthorized

November 2024 Form 10-K	12
activities or concealing unsuccessful investments. The violation of these obligations and standards by any of our employees
would adversely affect our clients and us. It is not always
possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective against certain misconduct, including conduct which is difficult to detect. The occurrence of significant employee misconduct could have a material adverse financial effect or cause us
significant reputational harm and/or legal and regulatory liability, which in turn could seriously harm our business and our
prospects.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
(the “Dodd-Frank Act”) and the rules and regulations adopted by the CFTC and the SEC introduced a comprehensive regulatory
regime for swaps and SBS and parties that deal in such
derivatives. One of our subsidiaries is registered as a swap dealer with the CFTC and is a member of the NFA, is registered as a security-based swap dealer with the SEC and is registered with the SEC as an OTC Derivatives Dealer. We have incurred
significant compliance and operational costs as a result of the swaps and SBS rules adopted by the CFTC and SEC pursuant to
the Dodd-Frank Act, and we expect that the complex regulatory framework will continue to require significant monitoring and compliance expenditures. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/
or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the EU, the U.K. and
Japan. For example, the EU and the U.K. have established
regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market
Infrastructure Regulation (“EMIR”). Further enhancements (driven by regulation) have been required in 2024 with respect to EMIR
OTC derivative transaction reporting, and affect our European entities.
The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive in 2018 (collectively referred to as “MiFID II”) imposes certain restrictions as to the trading of shares and derivatives including market structure-
related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial
instruments (which includes shares and certain derivative
instruments), requirements affecting the way investment
managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The
European regulators continue to refine aspects of MiFID with these changes now being rolled out separately in both the UK and
Europe.
New prudential regimes for investment firms have been
implemented in both the EU and the UK for MiFID authorized
investment firms. The Investment Firms Regulation (IFR) and the
Investment Firms Directive (IFD), applicable in the EU, and the
MIFIDPRU regime, applicable in the UK, while applying a more appropriate capital treatment for investments firms such as the
UK entity, Jefferies International Limited, and, its EU subsidiary,
Jefferies GmbH, include a requirement that a certain amount of variable remuneration for material risk takers be paid in non-cash instruments and have a deferral element. Consequently, we have adapted our remuneration structures for those employees
identified as material risk takers.

13	Jefferies Financial Group Inc.
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
The EU General Data Protection Regulation (the “EU GDPR” or
“GDPR”) applies in all EU Member States and also applies to
entities established outside of the EU where such entity
processes personal data in relation to: (i) the offering of goods or services to data subjects in the EEA; or (ii) monitoring the behavior of data subjects as far as that behavior takes place in the EEA. The UK has implemented GDPR as part of its national law (the “UK GDPR”). The UK GDPR exists alongside the UK Data
Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR.
The EU GDPR and UK GDPR impose a number of obligations on
organizations to which they apply, including, without limitation:
accountability and transparency requirements; compliance with the data protection rights of data subjects; and under
circumstances, the prompt reporting of certain personal data breaches to both the relevant data supervisory authority and impacted individuals.
The EU GDPR and UK GDPR also include restrictions on the
transfer of personal data from the EEA to jurisdictions that are not recognized as having an adequate level of protection with regards to data protection laws.
The EU GDPR imposes significant fines for serious non-
compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million (or approximately £17.5 million under the UK GDPR). Data subjects also have a right to receive compensation as a result of infringement of the EU GDPR and/or
UK GDPR for financial or non-financial losses.
Other privacy laws are in effect in the Americas, Europe and the
Middle East and Asia-Pacific regions, many of which involve
heightened compliance obligations similar to those under EU
GDPR and UK GDPR. The privacy and cybersecurity legislative
and regulatory landscape is evolving rapidly, and numerous
proposals regarding privacy and cybersecurity are pending before
U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance. In the event of non-compliance with privacy laws and regulations, we could face significant administrative and monetary sanctions as well as reputational damage which may
have a material adverse effect on our operations, financial
condition and prospects.
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
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-
dealers; the revocation of the licenses of our financial advisors;
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
In particular, compliance with the financial capital holding requirement may restrict our broker-dealers’ ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments and may restrict our swap dealer’s ability to execute certain derivative transactions.
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
and magnitude often remain unknown for substantial periods of time. The expansion of our business, including increases in the number and size of investment banking transactions and our

November 2024 Form 10-K	14
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our Chief Information Security Officer (“CISO”) and the Global
Information Security team (“GIS”) oversee our cybersecurity
program and exercise overall responsibility for the strategic vision, design, development and implementation of, and
adherence to, the program’s protocols. The comprehensive
program includes policies and procedures designed to protect our systems, operations and the data entrusted to it from
anticipated threats or hazards. The program applies seven layers of controls: governance, identification, protection, detection, response, recovery and third-party vendor management. The
CISO reviews the cybersecurity framework annually as well as on an event-driven basis, as necessary, and reviews the scope of cybersecurity measures periodically, including to accommodate changes in business practices that may implicate security-related issues.
Protective measures, where appropriate, include, but are not limited to, physical and digital access controls, software security and patch management, identity verification, mobile device
management, data loss prevention solutions, employee
cybersecurity awareness communications and best practices
training programs, security baselines and tools to detect and report anomalous activity, service provider risk assessments, network monitoring, hardware and software, and data erasure
and media disposal. Measures, policies and standards are
aligned with industry-leading frameworks, such as those
promulgated by the International Organization for
Standardization and the National Institute of Standards and
Technology (“NIST”).
We test our cybersecurity defenses regularly through automated vulnerability scanning ~~t~~o identify and remediate critical vulnerabilities. In addition, an independent vendor conducts annual penetration tests to validate our external security posture.
For certain businesses, we also conduct cyber incident tabletop exercises involving hypothetical cybersecurity incidents to test our cyber incident response processes. Tabletop exercises are conducted by the Information Technology Risk team in
collaboration with outside service providers, as appropriate, and members of senior management and Legal and Compliance.
Learnings from these tabletop exercises and any events that we experience are reviewed, discussed, and incorporated into our cybersecurity risk management processes, as appropriate.
In addition to our internal exercises to test aspects of our cybersecurity program, we annually engage an independent third party to assess information system risks and the maturity of our cyber security program. The independent third party assesses the cybersecurity program against the Cyber Risk Institute Cyber
Profile, a financial sector-focused framework based on the NIST
Cybersecurity Framework, the results of which are reported to the
Board of Directors and inform our program.
We have a comprehensive cybersecurity incident response and
communication plan (the “IRP”), managed by the Security
Operations Group, which is designed to inform appropriate risk management and business managers of non-routine suspected
or confirmed information security or cybersecurity events based on the expected risk an event presents. A team composed of
individuals from several internal technical and managerial
functions may be formed to investigate and remediate such an event and determine the extent of external advisor support
required, including from external counsel, forensic investigators and law enforcement agencies. The IRP is reviewed at least
annually.
Cybersecurity is assessed by Information Technology Risk and approved by the Chief Information Officer (“CIO”) as a component of our annual, enterprise-wide Risk Control Self Assessment
(“RCSA”) managed by the Operational Risk Group. The RCSA
process is independently verified by the Internal Audit
Department. Additionally, our cybersecurity risk management
process includes reviewing risks discerned from time to time from both internal events and from external events, alerts and reports received from a broad variety of sources. Reports from external sources are also reviewed to formulate risk mitigation and remediation strategies. The CISO periodically discusses and reviews cybersecurity risks and related mitigants with the CIO, the Head of Information Technology Risk and General Counsel
and incorporates relevant cybersecurity risk updates and metrics.
We conduct periodic risk assessments and adjust and enhance
our cybersecurity program in response to the evolving
cybersecurity landscape and to align with regulatory and industry standards.
We also employ a process designed to periodically assess the cybersecurity risks associated with the engagement of third-party vendors and service providers. This assessment is conducted on the basis of, among other factors, the types of products or
services provided and the extent and type of data accessed or processed by the third party.
Cybersecurity Governance
Our Board’s Risk and Liquidity Oversight Committee oversees
Jefferies’ enterprise risk management. Oversight includes
annually reviewing and approving the risk management
framework and overarching risk appetite statements, which
includes reviewing technology, cybersecurity and privacy risk and

15	Jefferies Financial Group Inc.
reviewing the steps management has taken to monitor and
control such exposures. The CISO keeps the Board informed
about our security posture and cybersecurity maturity program on a regular basis, providing updates about the current threat landscape and related risks, cybersecurity events, significant incidents and new initiatives.
Our cybersecurity program is periodically assessed by the
Internal Audit Department. The results of these audits are
reported to the Audit Committee. Any resulting findings and
associated actions to address issues are tracked and managed to completion. In addition, the Information Technology Risk team provides key risk indicators (“KRIs”) monthly to the Operational
Risk Committee whose members include the CIO, Chief Risk
Officer (“CRO”), Head of Internal Audit and the CISO. The monthly presentation includes updates on key security incidents and the trending of cybersecurity KRIs.
Our dedicated GIS team is led by the CISO, who reports to the
CIO. The CISO has extensive experience in cybersecurity and
technology with over twenty years’ experience managing
cybersecurity in the financial and consulting services industries and is responsible for all aspects of cybersecurity across our global businesses. The CISO works closely with the CIO, Chief
Financial Officer, CRO and the Legal and Compliance
Departments to develop and advance our cybersecurity strategy.
Item 2. Properties
Our global headquarters and principal executive offices are
located at 520 Madison Avenue, New York, New York, with our
European and the Middle East headquarters in London and our
Asia-Pacific headquarters in Hong Kong and other offices and operations located across the U.S. and around the world. In
addition, we maintain backup data center facilities with
redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which
management believes is adequate for our business. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. Additionally, HomeFed owns and develops various real estate properties in the U.S.
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
In July 2024, we commenced litigation against the former
portfolio manager of 3ǀ5ǀ2 Capital ABS Master Fund LP (the
“Fund”) and a variety of individuals and entities (collectively, the
“defendants”), alleging that the defendants engaged in a
longstanding Ponzi scheme resulting in the misappropriation of approximately $106 million from investors in the Fund and in certain related accounts, including a separately managed
account held by the Company. To date, the Company has
recognized a loss of $17.2 million. We anticipate that this
litigation, which will not be resolved in the near term, will result in the recovery of some or all of our losses but cannot, with any reliable accuracy, estimate how much we will be able to recover, or the outcome of this litigation, which may lead to additional proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the NYSE under the symbol
JEF. As of January 17, 2025, there were approximately 1,217
record holders of the common shares.
Dividends paid per common share:

	Year Ended November 30,
	2024	2023	2022
First Quarter ...........................................	$0.30	$0.30	$0.30
Second Quarter .....................................	$0.30	$0.30	$0.30
Third Quarter .........................................	$0.35	$0.30	$0.30
Fourth Quarter .......................................	$0.35	$0.30	$0.30
In January 2025, our Board of Directors increased our quarterly dividend from $0.35 to $0.40 per common share to be paid on
February 27, 2025 to common shareholders of record at
February 14, 2025. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
During the year ended November 30, 2024, we purchased a total of 1.1 million of our common shares for $44.3 million, or an average price of $40.72 per share, in connection with net-share settlements under our equity compensation plan. Our equity
compensation plan allows participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units.
There were no unregistered sales of equity securities during the period covered by this report.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during 2024.

November 2024 Form 10-K	16
Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total
stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the
Standard & Poor’s 500 Financials Index for the period
commencing November 30, 2019 to November 30, 2024. Index
data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on December 31, 2019 in each
of our common stock, the S&P 500 Index and the S&P
500 Financials Index and that all dividends, including quarterly and special dividends, were reinvested.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
11/30/19
11/30/20
11/30/21
11/30/22
11/30/23
11/30/24
Jefferies Financial Group Inc.
S&P 500 Index
S&P 500 Financials Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements
This report may contain or incorporate by reference certain
“forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities
Exchange Act of 1934 and/or the Private Securities Litigation
Reform Act of 1995. Forward-looking statements include
statements about our future and statements that are not
historical or current facts. These forward-looking statements are often preceded by the words “should,” “expect,” “believe,”
“intend,” “may,” “will,” “would,” “could” or similar expressions.
Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-
looking statements also include statements pertaining to our strategies for future development of our business and products.
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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, refer to the risk factors contained in this report under the caption “Risk Factors”.
Our results of operations for the years ended November 30, 2024
(“2024”) and November 30, 2023 (“2023”) are discussed below.
For a discussion of our results of operations for the year ended
November 30, 2022 (“2022”) and our 2023 results of operations as compared to our 2022 results of operations, refer to
“Management’s Discussion and Analysis of Financial Condition
and Results of Operations” in Part II, Item 7 of our Annual Report
Form 10-K for the year ended November 30, 2023, which was
filed with the SEC on January 26, 2024.

17	Jefferies Financial Group Inc.
Consolidated Results of Operations
Overview

$ in thousands	2024	2023	% Change
Net revenues ........................................	$7,034,803	$4,700,417	49.7%
Non-interest expenses ........................	6,029,257	4,346,148	38.7%
Earnings from continuing operations before income taxes .............................	1,005,546	354,269	183.8%
Income tax expense from continuing operations ..............................................	293,194	91,881	219.1%
Net earnings from continuing operations ..............................................	712,352	262,388	171.5%
Net earnings from discontinued operations (including gain on disposal), net of income taxes ............	3,667	—	N/M
Net losses attributable to noncontrolling interests .......................	(27,364)	(14,846)	84.3%
Net losses attributable to redeemable noncontrolling interests .	—	(454)	(100.0)%
Preferred stock dividends ....................	74,110	14,616	407.0%
Net earnings attributable to common shareholders ..........................................	669,273	263,072	154.4%
Effective tax rate from continuing operations .............................................	29.2%	25.9%

$ in thousands	2023	2022	% Change
Net revenues ........................................	$4,700,417	$5,978,838	(21.4)%
Non-interest expenses ........................	4,346,148	4,923,276	(11.7)%
Earnings from continuing operations before income taxes .............................	354,269	1,055,562	(66.4)%
Income tax expense from continuing operations ..............................................	91,881	273,852	(66.4)%
Net earnings from continuing operations ..............................................	262,388	781,710	(66.4)%
Net losses attributable to noncontrolling interests .......................	(14,846)	(2,397)	519.4%
Net losses attributable to redeemable noncontrolling interests .	(454)	(1,342)	(66.2)%
Preferred stock dividends ....................	14,616	8,281	76.5%
Net earnings attributable to common shareholders ..........................................	263,072	777,168	(66.1)%
Effective tax rate from continuing operations .............................................	25.9%	25.9%
N/M — Not Meaningful
Executive Summary
Consolidated Results
•Net revenues were $7.03 billion for 2024, up 49.7% compared to $4.70 billion for 2023, reflecting strength across all lines of business primarily due to market share gains and a stronger
overall market for our services.
•Earnings from continuing operations before income taxes were
$1.01 billion for 2024, up 183.8% compared to $354.3 million for 2023.
•Our overall results were strong for 2024, driven by strength and continued momentum in Investment Banking and Equities.
•Net earnings from discontinued operations (including gain on disposal), net of income taxes were $3.7 million and reflects the current year results of OpNet offset by a gain on the sale of
OpNet, which closed in August 2024.
Business Results
•Investment banking net revenues were $3.44 billion for 2024, up 51.6% compared to $2.27 billion for 2023. Advisory net
revenues were $1.81 billion, up 51.1% compared to $1.20
billion for 2023, primarily attributable to market share gains and increased overall market opportunity. Total underwriting net revenues were $1.49 billion for 2024, up 53.4% compared
to $970.5 million for 2023, due to increased equity and debt underwriting activity as a result of a more robust equity and general capital markets environment.
•Equities net revenues were $1.59 billion for 2024, up 39.8%
compared to $1.14 billion for 2023, attributable to market
share gains, increased volumes and more favorable trading
opportunities driving stronger results across most of our
equities business lines
•Fixed income net revenues were $1.17 billion, up 6.8%
compared to $1.09 billion for 2023, driven by stronger results from our distressed trading and securitized markets
businesses, partially offset by reduced activity in our global structured solutions business and less favorable results across our emerging markets, credit e-trading, corporates, and
municipal securities businesses, which were particularly strong in the prior fiscal year.
•Asset management net revenues were $803.7 million for 2024, compared to $188.3 million for 2023. Investment return for
2024 were higher on improved performance across a number
of our investment strategies, partially offset by $36.2 million of revenue losses associated with our investment in Weiss. Other investments net revenues for the current year were
meaningfully higher than the prior year largely due to the
inclusion of Stratos and Tessellis in our overall results as these entities became consolidated subsidiaries in the fourth quarter of 2023.
Non-interest Expenses
•Compensation and benefits expense was $3.66 billion for
2024, an increase of $1.12 billion, or 44.3%, compared to $2.54 billion for 2023. Compensation and benefits expense as a
percentage of Net revenues was 52.0% for 2024, compared to
53.9% for 2023. The ratio for 2024 was impacted by the
consolidation of Stratos and Tessellis, which have lower
compensation ratios.
•Non-compensation expenses were $2.37 billion for 2024, an
increase of $558.8 million, or 30.9%, compared to $1.81 billion for 2023. The increase in non-compensation expenses is
primarily attributed to increased brokerage and clearing fees associated with increased trading volumes and higher
technology and communication and business development
expenses. Other expenses include bad debt expenses largely
related to our losses associated with Weiss Strategy Advisers upon its shutdown in the first quarter of 2024. In addition, Non-
compensation expenses were higher due to the inclusion of
Stratos and Tessellis as operating subsidiaries, particularly impacting depreciation and amortization expense, following
the consolidation of these entities in the fourth quarter of 2023, partially offset by the impact of the spin-off of Vitesse Energy in January 2023 and sale of Foursight in April 2024. The
increased cost of sales for 2024 reflects increased sales
activity within our HomeFed real estate subsidiary. Non-
compensation expenses as a percentage of Net revenues
improved from 38.5% in 2023 to 33.7% in 2024 as our revenue
growth outpaced expense growth. The ratio includes our Other investments portfolio, which have higher non-compensation
expense ratios.

November 2024 Form 10-K	18
Headcount
•At November 30, 2024, we had 7,822 employees globally
across all of our consolidated subsidiaries within our
Investment Banking and Capital Markets and Asset
Management reportable segments, an increase of 258
employees from our headcount of 7,564 at November 30, 2023.
Included within our global headcount are 2,063 employees of
our Stratos, Tessellis, HomeFed and M Science subsidiaries.
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
Foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on
investments held in deferred compensation plans or certain other corporate income items are not considered by management in
assessing the financial performance of our operating businesses and are, therefore, not reported as part of our business segment results.

	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ............................	$1,811,634	25.8%	$1,198,916	25.5%	51.1%
Equity underwriting ..........	799,804	11.4	560,243	11.9	42.8
Debt underwriting .............	689,227	9.8	410,208	8.7	68.0
Other investment banking ........................	144,122	2.0	102,851	2.2	40.1
Total Investment Banking ........................	3,444,787	49.0	2,272,218	48.3	51.6
Equities ..............................	1,592,793	22.6	1,139,425	24.2	39.8
Fixed income .....................	1,166,761	16.6	1,092,736	23.2	6.8
Total Capital Markets ......	2,759,554	39.2	2,232,161	47.4	23.6
Total Investment Banking and Capital Markets (1) ..................	6,204,341	88.2	4,504,379	95.7	37.7
Asset management fees and revenues ..............	103,488	1.5	93,678	2.0	10.5
Investment return .............	212,209	3.0	154,461	3.3	37.4
Allocated net interest (2) .	(62,135)	(1.0)	(49,519)	(1.1)	25.5
Other investments, inclusive of net interest .........................	550,107	7.8	(10,275)	(0.2)	N/M
Total Asset Management ...............	803,669	11.3	188,345	4.0	326.7
Other ...................................	26,793	0.5	7,693	0.3	248.3
Net revenues .....................	$7,034,803	100.0%	$4,700,417	100.0%	49.7%

	2023		2022
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory .............................	$1,198,916	25.5%	$1,778,003	29.7%	(32.6)%
Equity underwriting ..........	560,243	11.9	538,947	9.0	4.0
Debt underwriting .............	410,208	8.7	490,873	8.2	(16.4)
Other investment banking ........................	102,851	2.2	63,245	1.1	62.6
Total Investment Banking ........................	2,272,218	48.3	2,871,068	48.0	(20.9)
Equities ..............................	1,139,425	24.2	1,069,701	17.9	6.5
Fixed income .....................	1,092,736	23.2	800,492	13.4	36.5
Total Capital Markets ......	2,232,161	47.4	1,870,193	31.3	19.4
Total Investment Banking and Capital Markets (1) ..................	4,504,379	95.7	4,741,261	79.3	(5.0)
Asset management fees and revenues ...............	93,678	2.0	89,127	1.5	5.1
Investment return .............	154,461	3.3	156,594	2.6	(1.4)
Allocated net interest (2) .	(49,519)	(1.1)	(54,429)	(0.9)	(9.0)
Other investments, inclusive of net interest .........................	(10,275)	(0.2)	1,052,199	17.6	N/M
Total Asset Management ...............	188,345	4.0	1,243,491	20.8	(84.9)
Other ...................................	7,693	0.3	(5,914)	(0.1)	N/M
Net revenues .....................	$4,700,417	100.0%	$5,978,838	100.0%	(21.4)%
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
Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

19	Jefferies Financial Group Inc.
Beginning in the fourth quarter of 2024, revenues from corporate equity derivative transactions historically included within Other investment banking net revenues were reclassified to Equities net revenues as the underlying business has matured and has
started to generate meaningful revenues. Prior year amounts
have been revised to conform to this reclassification change to the current year reporting.
Investment Banking Revenues
Investment banking is composed of revenues from:
•advisory services with respect to mergers and acquisitions, debt financing, restructurings and private capital transactions;
•underwriting services, which include debt underwriting and
placement services related to investment grade debt, high yield bonds, leveraged loans, emerging market debt, global
structured notes, municipal debt, mortgage-backed and asset-
backed securities; equity underwriting and placement services related to equity offerings, preferred stock, and equity-linked securities; and loan syndication;
•our 50% share of net earnings from our corporate lending joint venture, Jefferies Finance;
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia (which includes commercial mortgage
origination and servicing);
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans (until the sale in April 2024);
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily
associated with investment banking business opportunities.
Investment banking net revenues were $3.44 billion for 2024, up
51.6% compared to $2.27 billion for 2023. We have made
extensive investments in our investment banking business,
including a significant number of professional hires, particularly at the managing director level, and have expanded our
capabilities across sectors and regions, which has led to market share gains.

	Deals Completed
	2024	2023	2022
Advisory transactions ....................	364	287	364
Public and private equity and convertible offerings ..................	243	182	166
Public and private debt financings ....................................	1,080	699	653

	Aggregate Value
$ in millions	2024	2023	2022
Advisory transactions ....................	$359.2	$259.1	$336.7
Public and private equity and convertible offerings ..................	83.5	59.6	37.8
Public and private debt financings ....................................	516.1	213.6	250.6
Advisory net revenues were $1.81 billion for 2024, up 51.1%
compared to $1.20 billion for 2023, driven by market share gains attributable to an increase in transaction levels across most sectors in the global mergers and acquisitions markets.
Total underwriting net revenues were $1.49 billion for 2024, up
53.4% compared to $970.5 million for 2023, due to increased
equity and debt underwriting activity as a result of a more robust equity and general capital markets environment.
Other investment banking net revenues were $144.1 million for
2024, compared to $102.9 million for 2023. Results from our
share of the net earnings of our Jefferies Finance joint venture increased, as net revenues were slightly improved and certain investment and loan losses incurred in 2023 were not repeated.
Revenues from our share of the net earnings of our Berkadia joint venture increased from the prior year period primarily driven by higher interest income and servicing fees attributable to a larger and growing loan servicing portfolio, as well as an increase in sales volumes. In addition, during the current year, we recognized a $24.2 million gain from the sale of Foursight. Other investment banking revenue also includes net gains on investments and
revenue from our strategic alliance with SMBC.
Our investment banking backlog remains robust and we see
signs that underwriting and mergers and acquisitions activity in the upcoming year will remain strong, although execution is
always uncertain and dependent on market conditions. Backlog snapshots are subject to limitations as the time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Equities Net Revenues
Equities is composed of net revenues from:
•services provided to our clients from which we earn
commissions or spread revenue by executing, settling and
clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage
services offered to clients, including capital introductions and outsourced trading;
•corporate equity derivative transactions; and
•wealth management services.
Equities net revenues were $1.59 billion for 2024, an increase of
39.8% compared to $1.14 billion in 2023, attributable to market share gains, increased volumes and more favorable trading
opportunities driving stronger results across most of our equities business lines. Results in our cash and electronic trading
businesses significantly increased over the prior year period.
Results in our prime services business were also strong and
revenue from equity derivative transactions has continued to grow as the business continues to mature.
Fixed Income Net Revenues
Fixed income is composed of net revenues from:
•executing transactions for clients and making markets in
securitized products, investment grade, high-yield, distressed, emerging markets, municipal, sovereign and emerging markets
securities and loans;
•customized products and corporate hedging and foreign
currency solutions through derivative products; and
•financing and other structuring services.

November 2024 Form 10-K	20
Fixed income net revenues were $1.17 billion for 2024, up 6.8%
compared to $1.09 billion in 2023, driven by stronger results from our distressed trading and securitized markets businesses,
partially offset by reduced activity in our global structured solutions business and lower results across our emerging
markets, credit e-trading, corporates, and municipal securities businesses, which were particularly strong in the prior fiscal year.
Asset Management
We operate a diversified alternative asset management platform offering institutional clients a range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our global marketing and distribution platform, as well as operational
infrastructure and support. We often invest our own capital in the strategies offered by us and associated third-party asset
managers in which we have an interest.
Asset management revenues include the following:
•management and performance fees from funds and accounts
managed by us;
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers;
•investment income from our capital invested in and managed
by us and our affiliated asset managers; and
•revenues from investments held in our other investments
portfolio, including consolidated operations from real estate development activities, foreign exchange trading (Stratos
consolidated from the beginning of the fourth quarter of 2023)
and telecommunications activities related to Tessellis
(consolidated at the end of the fourth quarter of 2023) as well as OpNet (from the at the end of the fourth quarter of 2023
through its sale in August 2024) and investments in certain
public equity securities and private companies. Prior fiscal years include revenues from oil and gas activities until the spin-
off of our interest in Vitesse Energy in January 2023.
Asset management fees and revenues are impacted by the level of assets under management and the performance return of
those assets, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These
components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management agreements, and the
requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and
similar revenues are recognized once a year, when they become fixed and determinable and are not probable of being
significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are
recognized in our following fiscal year.

$ in thousands	2024	2023	% Change
Asset management fees:
Equities .................................................	$5,145	$3,785	35.9%
Multi-asset ............................................	45,555	30,082	51.4%
Total asset management fees ..........	50,700	33,867	49.7%
Revenue from strategic affiliates (1)	52,788	59,811	(11.7)%
Total asset management fees and revenues ..........................................	103,488	93,678	10.5%
Investment return ................................	212,209	154,461	37.4%
Other investments ...............................	550,107	(10,275)	N/M
Allocated net interest ..........................	(62,135)	(49,519)	25.5%
Total Asset Management ..................	$803,669	$188,345	326.7%

$ in thousands	2023	2022	% Change
Asset management fees:
Equities .................................................	$3,785	$7,198	(47.4)%
Multi-asset ............................................	30,082	16,327	84.2%
Total asset management fees ..........	33,867	23,525	44.0%
Revenue from strategic affiliates (1)	59,811	65,602	(8.8)%
Total asset management fees and revenues ..........................................	93,678	89,127	5.1%
Investment return ................................	154,461	156,594	(1.4)%
Other investments ...............................	(10,275)	1,052,199	N/M
Allocated net interest ..........................	(49,519)	(54,429)	(9.0)%
Total Asset Management ..................	$188,345	$1,243,491	(84.9)%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Asset management fees and revenues were $103.5 million for
2024, compared to $93.7 million for 2023, reflecting higher
management and performance fees on funds managed by us,
partially offset by a decrease in revenues from our strategic affiliates.
Investment return was $212.2 million for 2024, compared to
$154.5 million for 2023, with the increase driven by improved returns generated across a number of our fund strategies,
partially offset by losses of $36.2 million associated with our investment in Weiss.
Other investments net revenues were $550.1 million for 2024, compared to negative net revenues of $(10.3) million for 2023, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023, partially offset by the spin-off of Vitesse Energy in January 2023. Additionally, during the current year, Other investments net revenues include net gains on investment positions compared to losses  recognized in the prior fiscal year on certain positions.

21	Jefferies Financial Group Inc.
Assets Under Management
Aggregate net asset values or net asset value equivalent assets under management:

$ in millions	2024	2023
Seed capital net asset values of investments .................	$1,761	$1,763
Financed net asset values of investments ......................	1,174	1,785
Net asset values of investments (1) ..................................	2,935	3,548
Assets under management by affiliated asset managers with revenue sharing arrangements (2) ....	19,498	22,379
Third-party and other investments actively managed by our wholly-owned managers (3) ....................................	2,596	2,100
Total aggregate net asset values or net asset value equivalent assets under management ........................	$25,029	$28,027
(1)Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
(2)Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
(3)We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include third-party and other assets under
management by us, excluding those of our affiliated asset
managers.
Assets under management by predominant asset class:

$ in millions	2024	2023
Assets under management:
Equities ..........................................................................	$473	$448
Multi-asset ....................................................................	2,123	1,606
Total ...............................................................................	$2,596	$2,054
Change in assets under management:

$ in millions	2024	2023
Assets under management:
Balance, beginning of period ......................................	$2,054	$1,248
Net cash inflows ...........................................................	442	693
Net market appreciation (depreciation) ...................	100	113
Balance, end of period ................................................	$2,596	$2,054
Assets under management are based on the net asset value or
net asset value equivalent of a fund plus unfunded capital
commitments to the fund, the net asset value equivalents of
separately managed accounts and the fair value of any invested capital in our consolidated funds and separately managed
accounts. Assets under management is generally based on how
fee and revenues are calculated and the measure also includes funds and separately managed accounts for which we do not
charge fees.
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
we have strategic relationships and participate in the revenues or profits of the affiliated manager.
Investments by type of asset manager:

$ in thousands	2024	2023
Jefferies Financial Group Inc.; as manager:
Fund investments (1) ...................................................	$199,248	$179,533
Separately managed accounts (2) ............................	177,998	187,350
Total ...............................................................................	$377,246	$366,883
Strategic affiliates; as manager:
Fund investments (1) ...................................................	$944,940	$936,743
Separately managed accounts (2) ............................	439,043	458,894
Investments in asset managers .................................	81,403	40,363
Total ...............................................................................	$1,465,386	$1,436,000
Total asset management investments ...................	$1,842,632	$1,802,883
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At
November 30, 2024 and 2023, $11.3 million and $11.9 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans or certain other corporate income items that are not attributed to business segments as management does not consider such
amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses

$ in thousands	2024	2023	% Change
Compensation and benefits ...........	$3,659,588	$2,535,272	44.3%
Brokerage and clearing fees ..........	432,721	366,702	18.0
Underwriting costs ..........................	68,492	61,082	12.1
Technology and communications	546,655	477,028	14.6
Occupancy and equipment rental .	118,611	106,051	11.8
Business development ...................	283,459	177,541	59.7
Professional services .....................	296,204	266,447	11.2
Depreciation and amortization ......	190,326	112,201	69.6
Cost of sales ....................................	206,283	29,435	600.8
Other ..................................................	226,918	214,389	5.8
Total non-interest expenses .........	$6,029,257	$4,346,148	38.7%

$ in thousands	2023	2022	% Change
Compensation and benefits ...........	$2,535,272	$2,589,044	(2.1)%
Brokerage and clearing fees ..........	366,702	347,805	5.4
Underwriting costs ..........................	61,082	42,067	45.2
Technology and communications	477,028	444,011	7.4
Occupancy and equipment rental .	106,051	108,001	(1.8)
Business development ...................	177,541	150,500	18.0
Professional services .....................	266,447	240,978	10.6
Depreciation and amortization ......	112,201	172,902	(35.1)
Cost of sales ....................................	29,435	440,837	(93.3)
Other ..................................................	214,389	387,131	(44.6)
Total non-interest expenses .........	$4,346,148	$4,923,276	(11.7)%

November 2024 Form 10-K	22
Total Non-interest Expenses
Non-interest expenses were $6.03 billion for 2024, an increase of
$1.68 billion, or 38.7%, compared to $4.35 billion for 2023, primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses are also
impacted by the inclusion of Stratos and Tessellis as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, partially offset by the impact of the spin-
off of Vitesse Energy in January 2023 and the sale of Foursight in
April 2024.
Compensation and Benefits
Compensation and benefits expense consists of salaries,
benefits, commissions, annual cash compensation and share-
based awards and the amortization of share-based and cash
compensation awards to employees.
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
Compensation and benefits expense was $3.66 billion for 2024 compared to $2.54 billion for 2023. A significant portion of our compensation expense is highly variable with net revenues.
Compensation and benefits expense as a percentage of Net
revenues was 52.0% for 2024 and 53.9% for 2023. The ratio for
2024 was impacted by the consolidation of Stratos and Tessellis, which have much lower compensation rates proportionate to net revenues.
Compensation expense related to the amortization of share- and cash-based awards amounted to $513.7 million for 2024
compared to $370.0 million for 2023.
At November 30, 2024, we had 7,822 employees globally across all of our consolidated subsidiaries within our Investment
Banking and Capital Markets and Asset Management reportable
segments, an increase of 258 employees from our headcount of
7,564 at November 30, 2023. Included within our global
headcount are 2,063 employees of our Stratos, Tessellis,
HomeFed, and M Science subsidiaries. During the past year, we have increased the number of our Investment Banking Managing
Directors and related staff along with additional technology and corporate staff to support our growth and strategic priorities.
Refer to Note 15, Compensation Plans included in this Annual
Report on Form 10-K, for further details on compensation and benefits.
Non-interest Expenses (Excluding Compensation and Benefits)
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues improved from 38.5% in 2023 to
33.7% in 2024 as our revenue growth outpaced expense growth.
The ratio includes our Other investments portfolio, which has a higher non-compensation expense ratio.
Non-interest expenses was impacted by the following:
•Brokerage and clearing fees were higher by $66.0 million due to increased trading volumes.
•Technology and communication were higher by $69.6 million
related to the continued development of various trading and
management systems and increased market data costs.
•Business development was higher by $105.9 million reflecting increased investment banking advisory and capital markets
underwriting activity.
•Professional services expenses were higher by $29.8 million primarily on increased transaction related legal fees
associated with capital markets transaction and litigation as well as consulting fees paid to outsourced vendors related to strategic technology investment initiatives.
•Cost of sales and depreciation and amortization expenses
were higher by $255.0 million primarily reflecting the
consolidation of Stratos and Tessellis, partially offset by the spin-off of Vitesse Energy in January 2023 and sale of
Foursight in April 2024.
Income Taxes
•The provision for income taxes on continuing operations was
$293.2 million for 2024, equating to an effective tax rate of
29.2%, compared to $91.9 million for 2023, equating to an
effective tax rate of 25.9%. The higher rate for 2024 is largely due to a smaller tax benefit from share-based awards in the
current year.
•The Organization for Economic Co-operation and Development
(“OECD”) Pillar Two Model Rules (“Pillar Two”) for the global
15% minimum tax have been adopted in a number of
jurisdictions in which we operate. Pillar Two will be applicable to us beginning December 1, 2024 and we do not expect a
material impact on our income tax expense for the year ended
November 30, 2025.
Refer to Note 20, Income Taxes in our consolidated financial statements included in this Annual Report on Form 10-K, for
further details on income taxes.
Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, refer to
Note 3, Accounting Developments in our consolidated financial statements included in this Annual Report on Form 10-K.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and
assumptions that affect the amounts reported in our
consolidated financial statements and related notes. Actual
results can and may differ from estimates. These differences could be material to our consolidated financial statements.

23	Jefferies Financial Group Inc.
We believe our application of U.S. GAAP and the associated
estimates are reasonable. Our accounting estimates are
reevaluated, and adjustments are made when facts and
circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
For further discussions of the following significant accounting policies and other significant accounting policies, refer to Note 2,
Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-
K.
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
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased
recorded at fair value, refer to Note 6, Fair Value Disclosures in our consolidated financial statements included in this Annual
Report on Form 10-K.
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
Impairment of Equity Method Investments
We evaluate equity method investments for impairment when
operating losses or other factors may indicate a decrease in value which is other than temporary. We consider a variety of factors including economic conditions nationally and in an
investment’s geographic area of operation, adverse changes in the industry in which an investment operates, declines in
business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the

November 2024 Form 10-K	24
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
on Form 10-K.
Goodwill
At November 30, 2024, goodwill recorded in our Consolidated
Statements of Financial Condition is $1.83 billion (2.8% of total assets). The nature and accounting for goodwill is discussed in
Note 2, Summary of Significant Accounting Policies, and Note 13,
Goodwill and Intangible Assets, in our consolidated financial
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
controlling basis.
Carrying values of goodwill by reporting unit:

	November 30,
$ in millions	2024	2023
Investment banking ...................................................................	$700.7	$700.2
Equities and wealth management ...........................................	255.4	255.3
Fixed income ..............................................................................	576.9	576.6
Asset management ...................................................................	143.0	143.0
Other investments .....................................................................	151.9	172.8
Total.............................................................................................	$1,827.9	$1,847.9
Refer to Note 4, Business Acquisitions and Note 13, Goodwill and
Intangible Assets in our consolidated financial statements
included in this Annual Report on Form 10-K for further details on goodwill.

25	Jefferies Financial Group Inc.
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity
investments or securities. Over the most recent years, we
completed several critical steps to substantially liquidate our legacy Other investments portfolio of businesses, including the spin-off of Vitesse Energy in January 2023 and the sales of
Golden Queen in November 2023, Foursight in April 2024 and the
wholesale operations of OpNet in August 2024.
In keeping with our strategy of returning excess liquidity to shareholders, during the year ended November 30, 2024, we
returned an aggregate of $347.3 million to shareholders primarily in the form of $303.0 million in cash dividends and the
repurchases of $1.1 million common shares for a total of $44.3 million at a weighted average price of $40.72 per share in
connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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
daily basis and we monitor and employ balance sheet limits for our various businesses.

	November 30,
$ in millions	2024	2023	% Change
Total assets................................................	$64,360.3	$57,905.2	11.1%
Cash and cash equivalents ......................	12,153.4	8,526.4	42.5
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ....................	1,132.6	1,414.6	(19.9)
Financial instruments owned ..................	24,138.3	21,747.5	11.0
Financial instruments sold, not yet purchased ..............................................	11,007.3	11,251.2	(2.2)
Total Level 3 assets ..................................	734.2	680.6	7.9
Securities borrowed ..................................	$7,213.4	$7,192.1	0.3%
Securities purchased under agreements to resell ............................	6,179.7	5,950.5	3.9
Total securities borrowed and securities purchased under agreements to resell ...........................	$13,393.1	$13,142.6	1.9%
Securities loaned .......................................	$2,540.9	$1,840.5	38.1%
Securities sold under agreements to repurchase ............................................	12,337.9	10,920.6	13.0
Total securities loaned and securities sold under agreements to repurchase ............................................	$14,878.8	$12,761.1	16.6%
Total assets at November 30, 2024 and 2023 were $64.36 billion and $57.91 billion, respectively, an increase of 11.1%. During
2024, average total assets were approximately 10.3% higher than total assets at November 30, 2024.
Our total Financial instruments owned inventory was $24.14
billion and $21.75 billion at November 30, 2024 and 2023,
respectively. During the year ended November 30, 2024, our total
Financial instruments owned increased primarily due to the
increase in corporate equity securities. Financial instruments sold, not yet purchased inventory was $11.01 billion at
November 30, 2024, a decrease of 2.2% from $11.25 billion at
November 30, 2023, with the decrease primarily driven by
decreases in sovereign obligations and derivative contracts, partially offset by increases in corporate equity and debt
securities. Our overall net inventory position was $13.13 billion and $10.50 billion at November 30, 2024 and 2023, respectively, with the increase primarily due to an increases in corporate equity securities.
Level 3 assets:

$ in millions	November 30, 2024	Percent	November 30, 2023	Percent
Investment Banking ............	$146.7	20.0%	$129.3	19.0%
Equities and Fixed Income .	312.2	42.5	337.2	49.5
Asset Management (1) .......	256.2	34.9	198.4	29.2
Other ......................................	19.1	2.6	$15.7	2.3
Total ......................................	$734.2	100.0%	$680.6	100.0%
(1)At November 30, 2024 and 2023, $218.3 million and $121.4 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock borrows during 2024 were 34.4% higher than the November 30,
2024 balance. Our average month end balance of total repos and stock loans during 2024 were 23.8% higher than the
November 30, 2024 balance.

November 2024 Form 10-K	26
Select information related to repurchase agreements:

	Year Ended
$ in millions ......................................................................	2024	2023
Securities Purchased Under Agreements to Resell:
Year end ...........................................................................	$6,180	$5,951
Month end average .........................................................	8,910	7,681
Maximum month end .....................................................	10,978	10,767
Securities Sold Under Agreements to Repurchase: .
Year end ...........................................................................	$12,338	$10,921
Month end average .........................................................	15,197	13,556
Maximum month end .....................................................	20,971	17,981
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
repurchase market.
Leverage Ratios:

	November 30,
$ in millions	2024	2023
Total assets ..................................................................	$64,360	$57,905
Total equity ...................................................................	$10,225	$9,802
Total shareholders’ equity ..........................................	$10,157	$9,710
Deduct: Goodwill and intangible assets ....................	(2,054)	(2,045)
Tangible shareholders’ equity ...................................	$8,103	$7,665
Leverage ratio (1) .........................................................	6.3	5.9
Tangible gross leverage ratio (2) ...............................	7.7	7.3
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $21.66 billion at November 30, 2024 exceeded our cash capital requirements.
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
ratings downgrade.
The following are the critical modeling parameters of the MLO:
•Liquidity needs over a 30-day scenario.

27	Jefferies Financial Group Inc.
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
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2024, we had sufficient
excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or
economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	November 30, 2024	Average Balance Quarter Ended November 30, 2024 (1)	November 30, 2023
Cash and cash equivalents:
Cash in banks .............................................	$3,925,535	$5,070,837	$2,606,673
Money market investments (2) ...............	8,227,879	5,089,187	5,919,690
Total cash and cash equivalents ............	12,153,414	10,160,024	8,526,363
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,287,564	1,415,863	1,472,524
Other (4) ......................................................	573,042	717,178	456,341
Total other sources ...................................	1,860,606	2,133,041	1,928,865
Total cash and cash equivalents and other liquidity sources .......................	$14,014,020	$12,293,065	$10,455,228
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	21.8%		18.1%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	22.5%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2024 and 2023, $8.21 billion and $5.90 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at November 30, 2024 and
2023 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30,
2024 was $5.07 billion.
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
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

November 2024 Form 10-K	28
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At November 30, 2024, we had the ability to readily obtain repurchase financing for 77.0% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	November 30,
	2024		2023
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities .............	$5,280,920	$781,490	$4,062,977	$652,131
Corporate debt securities .............	5,179,229	339,500	4,785,701	171,457
U.S. government, agency and municipal securities .............	4,061,773	75,911	3,852,232	111,423
Other sovereign obligations ..........	1,361,762	1,044,630	1,562,346	1,120,074
Agency mortgage- backed securities (1) .......	2,695,282	—	3,220,918	—
Loans and other receivables ..........	978	—	210,373	—
Total ...........................	$18,579,944	$2,241,531	$17,694,547	$2,055,085
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial
instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and
intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase
agreements (collectively “repos”), respectively. During 2024, an average of approximately 61.0% of our cash and noncash
repurchase financing activities used collateral that was
considered eligible collateral by central clearing corporations.
Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa);
accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore,
counterparty credit risk is borne by the central clearing
corporation which mitigates the risk through initial margin
demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house
financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average
maturity of cash and noncash repurchase agreements for non-
clearing corporation eligible funded inventory is approximately six months at November 30, 2024.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At November 30, 2024, short-term borrowings,
which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $1.25 billion and $787.9 million for 2024 and 2023, respectively.
At November 30, 2024 and 2023, our borrowings under bank
loans in Short-term borrowings were $414.5 million and
$937.1 million, respectively. Our borrowings include credit
facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At November 30, 2024, we were in compliance with all covenants under these credit
facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”).
The notes issued under the program are presented within Other secured financings. At November 30, 2024, the outstanding notes totaled $2.11 billion, bear interest at a spread over the Secured
Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate
(“ESTER”) and mature from December 2024 to October 2026.
For additional details on our repurchase agreement financing program, refer to Note 10, Variable Interest Entities in our consolidated financial statements included in this Annual Report on Form 10-K.

29	Jefferies Financial Group Inc.
Total Long-Term Capital
At November 30, 2024 and 2023, we had total long-term capital of $21.66 billion and $17.70 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.12:1 and 0.81:1, respectively. Refer to “Equity Capital” herein for further
information on our change in total equity.

	November 30,
$ in thousands	2024	2023
Unsecured Long-Term Debt (1) ..................................	$11,430,610	$7,902,079
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,224,987	9,802,135
Total Long-Term Capital ............................................	$21,656,003	$17,704,620
(1)The amounts at November 30, 2024 and 2023 exclude our secured long-term debt. The amount at November 30, 2023 excludes $544.2 million of our 1%
Euro Medium Term Notes as the note fully matured on July 19, 2024. The amount at November 30, 2024 excludes $8.5 million of our 5.500% Callable
Note as the note matures on February 22, 2025, $5.4 million of our 6.000%
Callable Note as the note matures on June 16, 2025, $6.2 million of our
4.500% Callable Note as the note matures on July 22, 2025, and $500.0 million of our 5.100% Callable Note as the note matures on September 15, 2025. The amounts at November 30, 2024 and 2023 exclude $157.6 million and $51.0 million, respectively, of structured notes as the senior notes mature within one year.
Long-Term Debt
During 2024, long-term debt increased by $3.83 billion to $13.53 billion at November 30, 2024, as presented in our Consolidated
Statements of Financial Condition. This increase is primarily due to proceeds of $3.98 billion from the issuances of unsecured senior notes, $487.0 million from net issuances of structured notes, $254.8 million from increased subsidiaries borrowings, and valuation losses on structured notes of $175.7 million. These increases were partially offset by a $350.0 million paydown of a revolving credit facility and repayments of $720.5 million on our unsecured senior notes.
At November 30, 2024, our unsecured long-term debt has a
weighted average maturity of approximately 7.5 years.
At November 30, 2024 and 2023 our borrowings under several
credit facilities classified within Long-term debt in our
Consolidated Statements of Financial Condition amounted to
$775.3 million and $735.2 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At November 30, 2024, we were in compliance with all covenants under theses credit facilities.
For further information, refer to Note 18, Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.
Our long-term debt ratings at November 30, 2024 are as follows:

	Rating	Outlook
Moody’s Investors Service .........................................	Baa2	Stable
Standard & Poor’s ........................................................	BBB	Stable
Fitch Ratings .................................................................	BBB+	Stable

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s Investors Service ..........	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard & Poor’s ............	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2024, the amount of
additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $120.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called.
The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade.
The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.
Equity Capital
Common Stock
At November 30, 2024 and 2023, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per
share and had 205,504,272 and 210,626,642 common shares
outstanding, respectively. At November 30, 2024, we had
15,768,229 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during 2024. Treasury stock repurchases
during 2024 represent repurchases of common stock for net-
share withholding under our equity compensation plan.
In February 2023, our mandatorily redeemable convertible
preferred shares were converted into 4,654,362 common shares.

November 2024 Form 10-K	30
Dividends

Year Ended November 30, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35
September 25, 2024	November 18, 2024	November 27, 2024	$0.35

Year Ended November 30, 2023
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 9, 2023	February 13, 2023	February 24, 2023	$0.30
March 28, 2023	May 15, 2023	May 26, 2023	$0.30
June 27, 2023	August 14, 2023	August 25, 2023	$0.30
September 27, 2023	November 13, 2023	November 28, 2023	$0.30
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share to be paid on February 27, 2025 to common shareholders of record at
February 14, 2025.
The payment of dividends is subject to the discretion of our
Board of Directors and depends upon general business
conditions and other factors that our Board of Directors may deem to be relevant.
Non-Voting Common Stock
On June 28, 2023, shareholders approved an Amended and
Restated Certificate of Incorporation, which authorized the
issuance of 35,000,000 shares of non-voting common stock with a par value of $1.00 per share (the “Non-Voting Common
Shares”). The Non-Voting Common Shares are entitled to share equally, on a per share basis, with the voting common stock, in dividends and distributions. Upon the effectiveness of the
Amended and Restated Certificate of Corporation on June 30,
2023, the number of authorized shares of common stock
remains at 600,000,000 shares, composed of 565,000,000 shares of voting common stock and 35,000,000 shares of Non-Voting
Common Shares.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. During the year-
ended November 30, 2023, SMBC exchanged 21.0 million shares
of voting common stock for 42,000 shares of Series B Preferred
Stock and we received cash of $31.5 million in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our
equity attributed to the Series B Preferred Stock increased by
$42,000 and additional paid-in capital increased by $52.4 million.
On June 20, 2024, SMBC exchanged an additional 6.6 million
shares of voting common stock for 13,125 shares of Series B
Preferred Stock and we received $9.8 million from SMBC in
connection with the exchange. Following this exchange, SMBC
increased its ownership to 11.8% of our common stock on an as-
converted basis and 10.9% on a fully-diluted, as-converted basis.
As a result, the CEO of Sumitomo Mitsui Financial Group, Inc.
was elected and now serves on our Board of Directors. On
September 19, 2024, SMBC purchased 9.2 million shares of our common stock. At November 30, 2024, SMBC owns
approximately 15.8% of our common stock on an as-converted
basis and 14.5% on a fully-diluted, as-converted basis. Refer to
Note 24, Related Party Transactions for further information
regarding transactions with SMBC.
During the year ended November 30, 2024 and 2023, we paid
cash dividends of $31.9 million and $12.6 million, respectively, with respect to the Series B Preferred Stock.
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority
(“FINRA”) and is subject to the SEC Uniform Net Capital Rule
(“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital
requirements using the alternative method permitted by Rule
15c3-1 in calculating net capital. Jefferies LLC, as a dually-
registered U.S. broker-dealer and futures commission merchant
(“FCM”), is also subject to Regulation 1.17 of the Commodity
Futures Trading Commission (“CFTC”) under the Commodity
Exchange Act (“CEA”), which sets forth minimum financial
requirements. The minimum net capital requirement in
determining excess net capital for a dually registered U.S. broker-
dealer and FCM is equal to the greater of the requirement under
SEA Rule 15c3-1 or CFTC Regulation 1.17. Accordingly, FINRA is
the designated examining authority for Jefferies LLC and the
National Futures Association (“NFA”) is the designated self-
regulatory organization (“DSRO”) for Jefferies LLC as an FCM
Jefferies Financial Services, Inc. (“JFSI”) is registered with the
SEC as a Security-Based Swap Dealer (“SBS Dealer”) and an OTC
Derivatives Dealer (“OTCDD”) subject to the SEC’s SBS dealer regulatory rules and the SEC’s net capital requirements pursuant to Rule 18a-1. JFSI is also registered as a swap dealer with the
CFTC and is subject to the CFTC’s regulatory capital
requirements pursuant to the minimum financial requirements for swap dealers under CFTC Regulation 23.101. Additionally, as a registered member firm, JFSI is subject to the net capital
requirements of the NFA. Accordingly, the SEC is the designated examining authority for JFSI in its capacity as an SBS Dealer and
OTCDD, while the NFA is the DSRO for JFSI, as a CFTC registered swap dealer.
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions. This includes Jefferies International
Limited which is subject to the regulatory supervision and
requirements of the Financial Conduct Authority (“FCA”) in the
U.K. Jefferies International Limited’s’ own funds requirement represents the highest of the permanent minimum capital
requirement, fixed overheads requirement and k-factor
requirements set out in the Investment Firms Prudential Regime
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.

31	Jefferies Financial Group Inc.
At November 30, 2024, Jefferies LLC’s and JFSI’s  net capital and excess net capital were as follows (in thousands):

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,018,251	$1,879,220
JFSI - SEC ......................................................................	348,588	325,511
JFSI - CFTC ...................................................................	348,588	322,144
In addition, the equivalent capital requirements for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1,781.0 million and an excess capital of $1,054.0 million at
November 30, 2024.
At November 30, 2024, Jefferies LLC, JFSI and JIL are in
compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2024,
Jefferies LLC had $142.6 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2024,
Jefferies LLC had $581.9 million in cash and qualified U.S.
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
In the normal course of business, we engage in other off balance-
sheet arrangements, including derivative contracts. Neither
derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated
Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or
Financial instruments sold, not yet purchased as applicable.
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
Contractual Obligations
Subsequent to November 30, 2024 and on or before January 31,
2025, we expect to make cash payments of $1.82 billion related to year-end compensation awards for fiscal 2024. Refer to Note
15, Compensation Plans in our consolidated financial statements included in this Annual Report on Form 10-K for further
information.
Risk Management
Overview
Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability.
Accordingly, we have a comprehensive risk management
approach, with a formal governance structure and policies and procedures outlining frameworks and processes to identify,
assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, model and strategic risk. Legal and compliance, new business and reputational risk are also included within our
principal risks.
Risk management is a multifaceted process that requires
communication, judgment and knowledge of financial products
and markets. Our risk management process encompasses the
active involvement of executive and senior management, and
also many departments independent of the revenue-producing
business units, including Risk Management, Operations,
Information Technology, Compliance, Legal and Finance. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.
In achieving our strategic business objectives, our risk appetite incorporates keeping our clients’ interests as top priority and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards.
We undertake prudent risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product,

November 2024 Form 10-K	32
geography or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of
opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as
appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our
inventory. We subject less liquid positions and derivative financial instruments to particular scrutiny and use a wide variety of specific metrics, limits and constraints to manage these risks.
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
(i) our enterprise risk management, (ii) our capital, liquidity and funding guidelines and policies and (iii) the performance of our
Global Chief Risk Officer (“CRO”). Our CRO and Global Treasurer
meet with the Committee on no less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions. Our Chief Information Officer also meets with the
Committee at least semi-annually to receive and review reports related to any exposure to cybersecurity risk and our plans and programs to mitigate and respond to cybersecurity risks.
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
Risk Committees
•Risk Management Committee (RMC) - the principal committee
that governs our risk taking activities. The RMC meets weekly to discuss our risk profile and discuss business or market
trends and their potential impact on the business. The RMC
approves our limits as a whole and across risk categories and business lines, reviews limit breaches, approves risk policies and stress testing methodologies and is supported by other
Committees including:
◦Credit Risk Committee - provides review and approval of
counterparties and credit limits.
◦Model Governance Committee - oversees all model risk
matters throughout the model life cycle, from model
identification and initiation, model development, model
validation/approval and model risk control.
◦Stress Testing Committee - provides review, approval and
oversees implementation of our stress testing framework
and methodologies.
•Operating Committee - brings together the managers of all
control areas and the business line chief operating officers, whereby each department presents issues regarding current
and proposed business. This committee provides the key
forum for coordination and communication between the
control managers entirely focused on our activities as a whole.
•Asset / Liability Committee - seeks to ensure effective
management and control of the balance sheet in terms of risk profile, adequacy of capital and liquidity resources and funding profile and strategy. The committee is responsible for
developing, implementing and enforcing our liquidity, funding and capital policies. This includes recommendations for
capital and balance sheet size, as well as the allocation of capital to our businesses.
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
and stress tests, Value-at-Risk (“VaR”), sensitivities, exposure concentrations, aged inventory, Level 3 assets, counterparty exposure, leverage and cash capital.

33	Jefferies Financial Group Inc.
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
Market risk is present in our capital markets business through market making, proprietary trading, underwriting and investing activities and is present in our asset management business
through investments in separately managed accounts and direct investments in funds. Given our involvement in a broad set of financial products and markets, market risk exposures are
diversified and economic hedges are established as appropriate.
Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Material risk changes, top/emerging risks and limit utilizations/breaches are highlighted through risk reporting and escalated as necessary.
Trading is principally managed through front office trader
mandates, where each trader is provided a specific mandate in line with our product registry. Mandates set out the activities, currencies, countries and products that a desk is permitted to trade in and set the limits applicable to a desk. Traders are responsible for knowing their trading limits and trading in a manner consistent with their mandate.
VaR
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a
specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.
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
reasonable, we could incur losses greater than the reported VaR.
Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.

	VaR at November 30, 2024	Daily Firmwide VaR
$ in millions		Daily VaR for 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.30	$5.69	$8.25	$2.58
Equity Prices ........................	8.31	11.41	20.69	7.76
Currency Rates ....................	0.84	0.67	2.82	0.24
Commodity Prices ..............	0.41	0.44	1.38	0.15
Diversification Effect (1) ....	(2.19)	(5.08)	N/A	N/A
Firmwide VaR (2) ................	$11.67	$13.13	$18.70	$9.33

	VaR at November 30, 2023	Daily Firmwide VaR
$ in millions		Daily VaR for 2023
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$5.35	$7.66	$12.02	$4.31
Equity Prices ........................	8.76	10.39	16.19	6.53
Currency Rates ....................	1.29	0.55	2.26	0.04
Commodity Prices ..............	1.02	0.31	2.59	0.07
Diversification Effect (1) ....	(4.23)	(5.34)	N/A	N/A
Firmwide VaR (2) ................	$12.19	$13.57	$19.93	$9.12
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
management activities, by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of
historical data:

	VaR at November 30, 2024	Daily Capital Markets VaR
$ in millions		Daily VaR for 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.33	$5.66	$11.88	$0.98
Equity Prices ........................	7.27	7.00	18.85	4.18
Currency Rates ....................	0.52	0.45	0.90	0.11
Commodity Prices ..............	—	0.01	0.03	—
Diversification Effect (1) ....	(5.69)	(4.59)	N/A	N/A
Capital Markets VaR (2) ....	$6.43	$8.53	$12.47	$5.52

	VaR at November 30, 2023	Daily Capital Markets VaR
$ in millions		Daily VaR for 2023
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.75	$7.11	$11.79	$4.01
Equity Prices ........................	4.02	6.70	10.68	3.83
Currency Rates ....................	0.71	0.29	0.78	0.01
Commodity Prices ..............	—	0.01	0.71	—
Diversification Effect (1) ....	(2.88)	(4.98)	N/A	N/A
Capital Markets VaR (2) ....	$6.60	$9.13	$11.94	$6.34
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
categories. Diversification benefit equals the difference between aggregated
VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

November 2024 Form 10-K	34
Our average daily firmwide VaR decreased to $13.13 million for 2024 from $13.57 million for 2023 driven by overall lower interest rate and credit spread exposures across the capital markets desks, partially offset by an increase in equity exposure in our asset management business. The average daily capital markets VaR decreased to $8.53 million for 2024 from $9.13 million for 2023 driven by lower interest rate and credit spread exposures.
The efficacy of the VaR model is tested by comparing our actual daily net revenues for those positions included in the calculation of
VaR with the daily VaR estimate. This evaluation is performed at various levels, from the overall level down to specific business lines.
For the VaR model, revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income. VaR backtesting methodologies differ for regulated entities with approved capital models.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2024, there was one day when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide VaR and capital markets VaR over the last four quarters. In the last quarter of 2024, VaR increase was driven by average increase in equity exposures in asset management.
Daily Net Trading Revenue
There were 19 days with firmwide trading losses out of a total of 251 trading days in 2024. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2024 (in millions):

35	Jefferies Financial Group Inc.
Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2024:

$ in thousands	10% Sensitivity
Investment in funds (1) ............................................................................................................................................................................................	$123,838
Private investments ..................................................................................................................................................................................................	51,214
Corporate debt securities in default .......................................................................................................................................................................	22,917
Trade claims ...	3,852
(1)Includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at November 30, 2024, which is included in other comprehensive income.
Other Risk
We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations, inclusive of any related interest rate hedges. For the variable rate borrowings, the weighted-
average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below. For additional information, refer to Note 18, Borrowings in our consolidated financial statements included in this Annual Report on Form 10-K.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$679,449	$70,508	$448,874	$1,093,018	$327,777	$4,642,363	$7,261,989	$7,358,465
Weighted-Average Interest Rate	4.19%	5.50%	5.23%	5.85%	5.58%	5.90%
Variable Interest Rate Borrowings	$122,064	$890,763	$1,107,825	$55,727	$310,866	$1,907,398	$4,394,643	$4,186,501
Weighted-Average Interest Rate	6.34%	4.55%	6.73%	6.50%	6.48%	5.53%
Borrowings with Foreign Currency Exposure	$16,977	$876,621	$—	$—	$533,310	$802,888	$2,229,796	$2,189,456
Weighted-Average Interest Rate	5.24%	3.95%	—%	—%	4.04%	6.91%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

November 2024 Form 10-K	36
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
For further information on these employee loans, refer to Note
24, Related Party Transactions in our consolidated financial
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
•Cash and cash equivalents, which includes both interest-
bearing and non-interest-bearing deposits at banks.
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
Current counterparty credit exposures at November 30, 2024 and
2023 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.
Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

37	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
AAA Range	$—	$—	$12.0	$15.1	$—	$—	$12.0	$15.1	$8,227.9	$5,919.7	$8,239.9	$5,934.8
AA Range	80.0	75.1	190.3	113.3	5.6	0.9	275.9	189.3	63.8	4.4	339.7	193.7
A Range	0.2	—	1,145.1	884.2	415.0	293.1	1,560.3	1,177.3	3,691.8	2,502.1	5,252.1	3,679.4
BBB Range	253.5	250.0	31.2	81.6	40.0	50.4	324.7	382.0	169.4	100.2	494.1	482.2
BB or Lower	37.2	38.0	31.2	16.1	78.7	65.6	147.1	119.7	0.5	—	147.6	119.7
Unrated	322.6	341.1	—	—	5.3	7.5	327.9	348.6	—	—	327.9	348.6
Total	$693.5	$704.2	$1,409.8	$1,110.3	$544.6	$417.5	$2,647.9	$2,232.0	$12,153.4	$8,526.4	$14,801.3	$10,758.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Asia-Pacific/Latin America/Other	$15.8	$15.8	$130.4	$57.8	$0.2	$3.2	$146.4	$76.8	$520.3	$378.2	$666.7	$455.0
Europe and the Middle East	0.2	—	523.2	482.1	88.7	92.6	612.1	574.7	70.8	43.3	682.9	618.0
North America	677.5	688.4	756.2	570.4	455.7	321.7	1,889.4	1,580.5	11,562.3	8,104.9	13,451.7	9,685.4
Total	$693.5	$704.2	$1,409.8	$1,110.3	$544.6	$417.5	$2,647.9	$2,232.0	$12,153.4	$8,526.4	$14,801.3	$10,758.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Asset Managers	$6.4	$7.4	$0.8	$0.8	$—	$—	$7.2	$8.2	$8,227.9	$5,919.7	$8,235.1	$5,927.9
Banks, Broker-Dealers	253.7	250.0	849.0	752.0	466.6	341.5	1,569.3	1,343.5	3,925.5	2,606.7	5,494.8	3,950.2
Commodities	—	—	—	—	—	10.2	—	10.2	—	—	—	10.2
Corporates	187.1	177.0	—	—	69.5	53.2	256.6	230.2	—	—	256.6	230.2
As Agent Banks	—	—	474.8	287.7	—	—	474.8	287.7	—	—	474.8	287.7
Other	246.3	269.8	85.2	69.8	8.5	12.6	340.0	352.2	—	—	340.0	352.2
Total	$693.5	$704.2	$1,409.8	$1,110.3	$544.6	$417.5	$2,647.9	$2,232.0	$12,153.4	$8,526.4	$14,801.3	$10,758.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments in our consolidated financial statements included in this Annual Report on Form 10-K.

November 2024 Form 10-K	38
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
following tables reflect our top exposures at November 30, 2024 and 2023 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	November 30, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$259.2	$(280.1)	$109.7	$—	$46.6	$360.1	$59.3	$495.5	$554.8
United Kingdom	1,332.5	(680.8)	(364.3)	0.1	95.8	76.5	37.9	459.8	497.7
France	592.2	(495.0)	7.7	0.1	184.9	1.6	—	291.5	291.5
Hong Kong	73.5	(36.5)	(6.0)	—	2.4	—	250.0	33.4	283.4
Spain	403.1	(263.6)	(6.0)	—	63.1	1.2	0.5	197.8	198.3
Netherlands	484.1	(450.4)	125.4	—	5.7	1.7	0.1	166.5	166.6
Japan	2,146.0	(2,093.5)	0.4	—	63.2	—	37.4	116.1	153.5
Australia	523.8	(426.8)	(16.8)	—	26.5	—	44.6	106.7	151.3
India	27.4	(29.7)	—	—	—	—	142.9	(2.3)	140.6
Italy	1,070.9	(569.3)	(402.9)	—	0.4	—	1.1	99.1	100.2
Total	$6,912.7	$(5,325.7)	$(552.8)	$0.2	$488.6	$441.1	$573.8	$1,964.1	$2,537.9

	November 30, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
France	$649.7	$(428.0)	$(70.2)	$—	$183.6	$6.0	$—	$341.1	$341.1
Canada	216.5	(168.5)	2.1	—	83.0	191.6	1.7	324.7	326.4
United Kingdom	1,088.6	(621.6)	(244.8)	—	50.5	84.1	25.5	356.8	382.3
Italy	1,138.9	(840.1)	(75.0)	—	2.8	—	0.6	226.6	227.2
Hong Kong	26.6	(33.1)	(1.3)	—	4.9	3.0	188.1	0.1	188.2
Spain	553.0	(401.8)	(50.1)	—	51.1	—	0.5	152.2	152.7
Netherlands	334.9	(251.9)	53.6	—	13.0	0.7	0.5	150.3	150.8
Australia	423.1	(353.5)	(2.4)	—	11.2	—	37.7	78.4	116.1
Switzerland	275.5	(245.6)	18.3	—	63.8	—	0.6	112.0	112.6
China	715.9	(631.2)	7.7	—	—	—	—	92.4	92.4
Total	$5,422.7	$(3,975.3)	$(362.1)	$—	$463.9	$285.4	$255.2	$1,834.6	$2,089.8
Operational Risk
Operational risk is the risk of financial or non-financial impact, resulting from inadequate or failed internal processes, people and systems or from external events. We interpret this definition as including not only financial loss or gain but also other negative impacts to our objectives such as reputational impact, legal/
regulatory impact and impact on our clients. Third-party risk is also included as a subset of operational risk and is defined as the potential threat presented to us, our employees or clients from our supply chain and other third parties used to perform a
process, service or activity on our behalf.
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
•Fraud and Theft
•Clients and Business Practices
•Market Conduct / Regulatory Compliance
•Business Disruption
•Technology
•Data Protection and Privacy
•Trading
•Transaction and Process Management
•People
•Cybersecurity
•Vendor Risk
Our Operational Risk Management Policy and operational risk
management framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firmwide and, additionally, subject to regional and legal entity operational risk governance, as required.

39	Jefferies Financial Group Inc.
We also maintain a Third-Party (“Vendor”) Risk Management
Policy and Framework to ensure adequate control and monitoring over our critical third parties, which includes processes for conducting periodic reviews covering areas of risk including financial health, information security, privacy, business continuity management, disaster recovery and operational risk of our
vendors.
Model Risk
Model risk refers to the risk of loss resulting from decisions that are based on the output of models, due to errors or weaknesses in the design and development, implementation or improper use of models. We use quantitative models primarily to value certain financial assets and liabilities and to monitor and manage our risk. Model risk is a function of the model materiality, frequency of use, complexity and uncertainty around inputs and
assumptions used in a given model. Robust model risk
management is a core part of our risk management approach
and is overseen through our risk governance structure and risk management controls.
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
Item 7A. Quantitative and Qualitative Disclosures About Market
Risk
Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial
Condition and Results of Operations —Risk Management” in
Part II, Item 7 of this Form 10-K.

November 2024 Form 10-K	40
Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control over Financial Reporting ......................................................................................................................................	41
Reports of Independent Registered Public Accounting Firm ...................................................................................................................................................	42
Consolidated Statements of Financial Condition ......................................................................................................................................................................	45
Consolidated Statements of Earnings .........................................................................................................................................................................................	46
Consolidated Statements of Comprehensive Income ..............................................................................................................................................................	47
Consolidated Statements of Changes in Equity .........................................................................................................................................................................	48
Consolidated Statements of Cash Flows ....................................................................................................................................................................................	49
Notes to Consolidated Financial Statements .............................................................................................................................................................................	51

41	Jefferies Financial Group Inc.
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
Management evaluated our internal control over financial reporting as of November 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated
Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of
November 30, 2024, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 44.

November 2024 Form 10-K	42
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries
(the “Company”) as of November 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended November 30, 2024, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control —
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
January 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for financial assets and liabilities that incorporate significant unobservable inputs or complex models/
methodologies included the following procedures, among others:
•We tested the design and operating effectiveness of the Company’s valuation controls, including the:
◦Independent price verification controls.
◦Pricing model controls which are designed to review a model’s theoretical soundness and its appropriateness.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and estimates by:
◦Developing independent valuation estimates and comparing such estimates to management’s recorded values.
◦Comparing management’s assumptions and both observable and unobservable inputs to relevant audit evidence, including external sources, where available.

43	Jefferies Financial Group Inc.
•We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to transactions or events occurring after the valuation date, when available.
/s/ Deloitte & Touche LLP
New York, New York
January 28, 2025
We have served as the Company’s auditor since 2017.

November 2024 Form 10-K	44
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the “Company”) as of
November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated
Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the consolidated financial statements as of and for the year ended November 30, 2024, of the Company and our report dated January
28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
January 28, 2025

45	Jefferies Financial Group Inc.
Consolidated Statements of Financial Condition

	November 30,
$ in thousands, except share and per share amounts	2024	2023
Assets
Cash and cash equivalents ..............................................................................................................................................................	$12,153,414	$8,526,363
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $120,414 and $110,198 of securities at fair value) .......................................................................	1,132,612	1,414,593
Financial instruments owned, at fair value (includes securities pledged of $18,441,751 and $17,158,747) ......................	24,138,274	21,747,473
Investments in and loans to related parties ..................................................................................................................................	1,385,658	1,239,345
Securities borrowed ..........................................................................................................................................................................	7,213,421	7,192,091
Securities purchased under agreements to resell ........................................................................................................................	6,179,653	5,950,549
Securities received as collateral, at fair value ...............................................................................................................................	185,588	8,800
Receivables:
Brokers, dealers and clearing organizations ..............................................................................................................................	2,666,591	2,380,732
Customers .......................................................................................................................................................................................	2,494,717	1,705,425
Fees, interest and other .................................................................................................................................................................	663,536	630,142
Premises and equipment ..................................................................................................................................................................	1,194,720	1,065,680
Goodwill ..............................................................................................................................................................................................	1,827,938	1,847,856
Assets held for sale (includes pledged assets of $181,900 at fair value at November 30, 2023) ........................................	51,885	1,545,472
Other assets (includes assets pledged of $429,347 and $244,604) .........................................................................................	3,072,302	2,650,640
Total assets ........................................................................................................................................................................................	$64,360,309	$57,905,161
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$443,160	$989,715
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	11,007,328	11,251,154
Securities loaned ...............................................................................................................................................................................	2,540,861	1,840,518
Securities sold under agreements to repurchase .........................................................................................................................	12,337,935	10,920,606
Other secured financings (includes $24,848 and $3,898 at fair value) .....................................................................................	2,183,000	1,430,199
Obligation to return securities received as collateral, at fair value ............................................................................................	185,588	8,800
Payables:
Brokers, dealers and clearing organizations ..............................................................................................................................	3,686,367	3,737,810
Customers .......................................................................................................................................................................................	4,073,975	3,960,557
Lease liabilities ..................................................................................................................................................................................	635,306	544,650
Liabilities held for sale ......................................................................................................................................................................	—	1,173,648
Accrued expenses and other liabilities ...........................................................................................................................................	3,510,831	2,546,211
Long-term debt (includes $2,351,346 and $1,708,443 at fair value) ..........................................................................................	13,530,565	9,698,752
Total liabilities ...................................................................................................................................................................................	54,134,916	48,102,620
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 and 42,000 shares issued and outstanding; liquidation preference of $17,500 per share ......................................................................................................	55	42
Common shares, par value $1 per share, authorized 565,000,000 shares; 205,504,272 and 210,626,642 shares issued and outstanding, after deducting 115,613,798 and 110,491,428 shares held in treasury .....................................	205,504	210,627
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,104,199	2,044,859
Accumulated other comprehensive loss .......................................................................................................................................	(423,131)	(395,545)
Retained earnings ..............................................................................................................................................................................	8,270,145	7,849,844
Total Jefferies Financial Group Inc. shareholders' equity .........................................................................................................	10,156,772	9,709,827
Noncontrolling interests ...................................................................................................................................................................	68,215	92,308
Total equity ........................................................................................................................................................................................	10,224,987	9,802,135
Total liabilities and equity ...............................................................................................................................................................	$64,360,309	$57,905,161
See accompanying notes to consolidated financial statements.

November 2024 Form 10-K	46
Consolidated Statements of Earnings

	Year Ended November 30,
$ in thousands, except per share amounts	2024	2023	2022
Revenues
Investment banking ..........................................................................................................................................	$3,309,060	$2,169,366	$2,807,822
Principal transactions ......................................................................................................................................	1,816,963	1,413,283	833,757
Commissions and other fees ..........................................................................................................................	1,085,349	905,665	925,494
Asset management fees and revenues .........................................................................................................	86,106	82,574	80,264
Interest ................................................................................................................................................................	3,543,497	2,868,674	1,183,638
Other ...................................................................................................................................................................	674,094	1,837	1,318,288
Total revenues ..................................................................................................................................................	10,515,069	7,441,399	7,149,263
Interest expense ................................................................................................................................................	3,480,266	2,740,982	1,170,425
Net revenues .....................................................................................................................................................	7,034,803	4,700,417	5,978,838
Non-interest expenses
Compensation and benefits ............................................................................................................................	3,659,588	2,535,272	2,589,044
Brokerage and clearing fees ............................................................................................................................	432,721	366,702	347,805
Underwriting costs ............................................................................................................................................	68,492	61,082	42,067
Technology and communications ..................................................................................................................	546,655	477,028	444,011
Occupancy and equipment rental ...................................................................................................................	118,611	106,051	108,001
Business development .....................................................................................................................................	283,459	177,541	150,500
Professional services .......................................................................................................................................	296,204	266,447	240,978
Depreciation and amortization ........................................................................................................................	190,326	112,201	172,902
Cost of sales ......................................................................................................................................................	206,283	29,435	440,837
Other expenses ..................................................................................................................................................	226,918	214,389	387,131
Total non-interest expenses ...........................................................................................................................	6,029,257	4,346,148	4,923,276
Earnings from continuing operations before income taxes .......................................................................	1,005,546	354,269	1,055,562
Income tax expense ..........................................................................................................................................	293,194	91,881	273,852
Net earnings from continuing operations .....................................................................................................	712,352	262,388	781,710
Net earnings from discontinued operations (including gain on disposal of $3,493, $—, $—), net of income tax benefit of $17,063, $—, and $— ..............................................................................................	3,667	—	—
Net earnings ......................................................................................................................................................	716,019	262,388	781,710
Net losses attributable to noncontrolling interests .....................................................................................	(27,364)	(14,846)	(2,397)
Net losses attributable to redeemable noncontrolling interests ...............................................................	—	(454)	(1,342)
Preferred stock dividends ................................................................................................................................	74,110	14,616	8,281
Net earnings attributable to common shareholders ..................................................................................	$669,273	$263,072	$777,168

Earnings per common share
Basic from continuing operations ..................................................................................................................	$3.05	$1.12	$3.13
Diluted from continuing operations ................................................................................................................	2.96	1.10	3.06
Basic ...................................................................................................................................................................	3.08	1.12	3.13
Diluted .................................................................................................................................................................	2.99	1.10	3.06

Weighted-average common shares outstanding
Basic ...................................................................................................................................................................	217,079	232,609	247,378
Diluted .................................................................................................................................................................	223,650	236,620	255,571
See accompanying notes to consolidated financial statements.

47	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
$ in thousands	2024	2023	2022
Net earnings .......................................................................................................................................................	$716,019	$262,388	$781,710
Other comprehensive loss, net of tax: .............................................................................................................
Currency translation adjustments and other (1) ...........................................................................................	(11,300)	57,530	(53,572)
Changes in fair value related to instrument-specific credit risk (2) ...........................................................	(24,718)	(77,420)	49,146
Minimum pension liability adjustments (3) ...................................................................................................	6,243	2,467	3,311
Unrealized gains (losses) on available-for-sale securities .........................................................................	2,189	1,297	(6,161)
Total other comprehensive loss, net of tax (4) .............................................................................................	(27,586)	(16,126)	(7,276)
Comprehensive income .....................................................................................................................................	688,433	246,262	774,434
Net losses attributable to noncontrolling interests .......................................................................................	(27,364)	(14,846)	(2,397)
Net losses attributable to redeemable noncontrolling interests .................................................................	—	(454)	(1,342)
Preferred stock dividends .................................................................................................................................	74,110	14,616	8,281
Comprehensive income attributable to common shareholders ................................................................	$641,687	$246,946	$769,892
(1)Includes income tax (expenses) benefits of $(1.6) million, $(3.1) million and $15.6 million for the years ended November 30, 2024, 2023 and 2022, respectively.
(2)Includes income tax benefits (expenses) of $9.0 million, $29.0 million and $(15.6) million for the years ended November 30, 2024, 2023 and 2022, respectively.
(3)Includes income tax expense of $2.2 million for the year ended November 30, 2024.
(4)Includes unrealized losses of $2.2 million for the year ended November 30, 2024 related to currency translation adjustments attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

November 2024 Form 10-K	48
Consolidated Statements of Changes in Equity

$ in thousands, except share amounts	Year Ended November 30,
	2024	2023	2022
Preferred shares $1 par value
Balance, beginning of period ...........................................................................................................................	$42	$—	$—
Conversion of common shares to preferred shares .................................................................................	13	42	—
Balance, end of period .....................................................................................................................................	$55	$42	$—
Common shares $1 par value
Balance, beginning of period ...........................................................................................................................	$210,627	$226,130	$243,541
Purchase of common shares for treasury ..................................................................................................	(1,089)	(4,887)	(25,595)
Conversion of 125,000 preferred shares to common shares ..................................................................	—	4,654	—
Conversion of common shares to preferred shares .................................................................................	(6,562)	(21,000)	—
Other .................................................................................................................................................................	2,528	5,730	8,184
Balance, end of period .....................................................................................................................................	$205,504	$210,627	$226,130
Additional paid-in capital
Balance, beginning of period ...........................................................................................................................	$2,044,859	$1,967,781	$2,742,244
Share-based compensation expense ..........................................................................................................	63,119	45,360	43,919
Change in fair value of redeemable noncontrolling interests ..................................................................	—	(390)	(1,147)
Purchase of common shares for treasury ..................................................................................................	(43,223)	(164,515)	(833,998)
Conversion of 125,000 preferred shares to common shares ..................................................................	—	120,346	—
Dividend equivalents ......................................................................................................................................	19,016	24,140	—
Conversion of common shares to preferred shares .................................................................................	16,393	52,458	—
Change in equity interest related to consolidated subsidiaries ..............................................................	(2,631)	(6,307)	—
Other .................................................................................................................................................................	6,666	5,986	16,763
Balance, end of period .....................................................................................................................................	$2,104,199	$2,044,859	$1,967,781
Accumulated other comprehensive loss, net of tax
Balance, beginning of period ...........................................................................................................................	$(395,545)	$(379,419)	$(372,143)
Other comprehensive loss, net of tax ..........................................................................................................	(27,586)	(16,126)	(7,276)
Balance, end of period .....................................................................................................................................	$(423,131)	$(395,545)	$(379,419)
Retained earnings
Balance, beginning of period ...........................................................................................................................	$7,849,844	$8,418,354	$7,940,113
Net earnings attributable to Jefferies Financial Group Inc. .....................................................................	743,383	275,670	777,168
Dividends - common shares ($1.30, $1.20, and $1.20 per share) ...........................................................	(290,086)	(290,135)	(298,927)
Dividends - preferred shares .........................................................................................................................	(31,894)	(12,600)	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	(644)	(14,813)	—
Distribution of Vitesse Energy, Inc. ..............................................................................................................	—	(526,964)	—
Other .................................................................................................................................................................	(458)	332	—
Balance, end of period .....................................................................................................................................	$8,270,145	$7,849,844	$8,418,354
Total Jefferies Financial Group Inc. shareholders' equity .........................................................................	$10,156,772	$9,709,827	$10,232,846
Noncontrolling interests
Balance, beginning of period ...........................................................................................................................	$92,308	$62,633	$25,885
Net losses attributable to noncontrolling interests ...................................................................................	(27,364)	(14,846)	(2,397)
Contributions ...................................................................................................................................................	10,039	78,247	64,880
Distributions ....................................................................................................................................................	(13,407)	(31,433)	(2,629)
Deconsolidation of asset management company ....................................................................................	—	(14,895)	(23,107)
Change in equity interest related to Vitesse Energy, Inc. .........................................................................	—	6,307	—
Conversion of redeemable noncontrolling interest to noncontrolling interest .....................................	—	5,954	—
Other .................................................................................................................................................................	6,639	341	1
Balance, end of period .....................................................................................................................................	$68,215	$92,308	$62,633
Total equity ........................................................................................................................................................	$10,224,987	$9,802,135	$10,295,479
See accompanying notes to consolidated financial statements.

49	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2024	2023	2022
Cash flows from operating activities:
Net earnings .......................................................................................................................................................	$716,019	$262,388	$781,710
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization .....................................................................................................................	197,850	113,473	189,343
Deferred income taxes ..................................................................................................................................	(4,131)	10,462	(70,396)
Share-based compensation ..........................................................................................................................	63,119	45,360	43,919
Net bad debt expense ....................................................................................................................................	52,451	67,009	46,846
(Income) losses on investments in and loans to related parties ............................................................	(86,466)	192,197	36,287
Distributions received on investments in related parties .........................................................................	60,039	58,336	82,161
Gain on sale of subsidiaries and investments in related parties .............................................................	(59,105)	—	(319,041)
Other adjustments ..........................................................................................................................................	264,680	(99,784)	(601,303)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations ..........................................................	—	(110,198)	—
Receivables:
Brokers, dealers and clearing organizations ...........................................................................................	(287,820)	(436,029)	631,672
Customers ....................................................................................................................................................	(790,292)	(480,487)	384,097
Fees, interest and other ..............................................................................................................................	(69,280)	(103,870)	200,672
Securities borrowed .......................................................................................................................................	(23,601)	(1,307,125)	548,567
Financial instruments owned .......................................................................................................................	(2,416,306)	(2,843,554)	(773,523)
Securities purchased under agreements to resell .....................................................................................	(237,567)	(1,263,278)	3,047,353
Other assets ....................................................................................................................................................	(339,141)	(551,926)	(230,722)
Payables:
Brokers, dealers and clearing organizations ...........................................................................................	(48,889)	1,054,135	(1,288,912)
Customers ....................................................................................................................................................	113,418	83,181	(882,576)
Securities loaned ............................................................................................................................................	702,646	431,423	(139,557)
Financial instruments sold, not yet purchased ..........................................................................................	(234,747)	(8,894)	1,875,957
Securities sold under agreements to repurchase ......................................................................................	1,427,068	3,324,482	(952,584)
Lease liabilities ...............................................................................................................................................	(65,417)	(52,129)	(89,689)
Accrued expenses and other liabilities .......................................................................................................	925,006	(318,798)	(715,434)
Net cash (used in) provided by operating activities from continuing operations ..................................	(140,466)	(1,933,626)	1,804,847
Net cash (used in) provided by operating activities from discontinued operations .............................	(68,789)	—	—
Cash flows from investing activities:
Contributions to investments in and loans to related parties ..................................................................	(1,080,358)	(251,751)	(351,645)
Capital distributions from investments and repayments of loans from related parties ......................	936,684	116,750	286,578
Originations and purchases of automobile loans, notes and other receivables ...................................	(89,540)	(441,583)	(527,929)
Principal collections of automobile loans, notes and other receivables ................................................	83,268	350,348	434,487
Net payments on premises and equipment ...............................................................................................	(250,584)	(1,155)	(224,301)
Proceeds from sales of subsidiaries and investments in related parties, net of expenses and cash of operations sold ............................................................................................................................	610,843	—	333,149
Net cash acquired in business acquisitions ...............................................................................................	—	215,187	—
Proceeds for the sale from investments .....................................................................................................	—	—	3,588
Deconsolidation of asset management entity ...........................................................................................	—	—	(23,107)
Other .................................................................................................................................................................	—	—	8,641
Net cash provided by (used in) investing activities from continuing operations ..................................	210,313	(12,204)	(60,539)

November 2024 Form 10-K	50
Consolidated Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2024	2023	2022
Cash flows from financing activities:
Proceeds from short-term borrowings ........................................................................................................	$6,219,084	$5,413,000	$3,659,098
Payments on short-term borrowings ...........................................................................................................	(6,743,153)	(5,010,868)	(3,338,000)
Proceeds from issuance of long-term debt, net of issuance costs ........................................................	5,952,286	2,209,672	1,198,565
Repayment of long-term debt .......................................................................................................................	(2,427,653)	(1,282,369)	(824,894)
Proceeds from conversion of common to preferred shares ...................................................................	9,844	31,500	—
Purchase of common shares for treasury ..................................................................................................	(44,312)	(169,402)	(859,593)
Dividends paid to common and preferred shareholders ..........................................................................	(302,964)	(278,595)	(280,104)
Net proceeds from (payments on) other secured financings ..................................................................	877,962	89,073	(2,448,731)
Net change in bank overdrafts .....................................................................................................................	(23,933)	52,054	(14,569)
Proceeds from contributions of noncontrolling interests ........................................................................	10,039	—	64,880
Payments on distributions to noncontrolling interests ............................................................................	(13,407)	—	(2,629)
Other .................................................................................................................................................................	6,104	6,059	2,752
Net cash provided by (used in) financing activities from continuing operations ..................................	3,519,897	1,060,124	(2,843,225)
Net cash (used in) provided by financing activities from discontinued operations ..............................	(170,631)	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ................................	(2,246)	54,911	(22,143)
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale .....	(13,224)	(45,691)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash ..................................................	3,348,078	(830,795)	(1,121,060)
Cash, cash equivalents, and restricted cash at beginning of period .........................................................	9,830,758	10,707,244	11,828,304
Cash and cash equivalents at end of period ................................................................................................	$13,165,612	$9,830,758	$10,707,244
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest .............................................................................................................................................................	$3,440,878	$2,348,061	$1,164,093
Income taxes, net ...........................................................................................................................................	257,503	159,359	214,066
Noncash investing activities:
•During the year ended November 30, 2024, we had a stock distribution of $0.6 million. from one of our equity method investments.
•During the year ended November 30, 2023, we had acquisition related activity attributable to Vitesse Oil, LLC of $30.6 million.
•During the year ended November 30, 2022, we sold our interest in the Oak Hill investment management company. Noncash investing activities related to the sale were a receivable of $215.9 million.
Refer to Note 4, Business Acquisitions for the noncash effects of our consolidations of Stratos and OpNet.
Refer to Note 5, Assets Held for Sale and Discontinued Operations for the noncash effects of Foursight and OpNet.
Noncash financing activities:
During the year ended November 30, 2023, we had the following non-cash financing activities:
•Capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc.
•During the year ended November 30, 2023, preferred shares of $125.0 million were converted to common shares.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	November 30,	November 30,
$ in thousands	2024	2023
Cash and cash equivalents ...........................................................................................................................................	$12,153,414	$8,526,363
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	1,012,198	1,304,395
Total cash, cash equivalents and restricted cash ....................................................................................................	$13,165,612	$9,830,758
See accompanying notes to consolidated financial statements.

51	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	52
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	53
Note 3. Accounting Developments ............................................................................................................................................................................................	58
Note 4. Business Acquisitions ....................................................................................................................................................................................................	59
Note 5. Assets Held for Sale and Discontinued Operations ...................................................................................................................................................	61
Note 6. Fair Value Disclosures ....................................................................................................................................................................................................	62
Note 7. Derivative Financial Instruments ..................................................................................................................................................................................	73
Note 8. Collateralized Transactions ...........................................................................................................................................................................................	76
Note 9. Securitization Activities .................................................................................................................................................................................................	78
Note 10. Variable Interest Entities ..............................................................................................................................................................................................	78
Note 11. Investments ...	81
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	85
Note 13. Goodwill and Intangible Assets ..................................................................................................................................................................................	86
Note 14. Revenues from Contracts with Customers ...............................................................................................................................................................	87
Note 15. Compensation Plans ....................................................................................................................................................................................................	90
Note 16. Benefit Plans ...	93
Note 17. Leases ...	94
Note 18. Borrowings ...	97
Note 19. Total Equity ...	97
Note 20. Income Taxes ...	99
Note 21. Commitments, Contingencies and Guarantees .......................................................................................................................................................	101
Note 22. Regulatory Requirements ............................................................................................................................................................................................	102
Note 23. Segment Reporting .......................................................................................................................................................................................................	103
Note 24. Related Party Transactions .........................................................................................................................................................................................	104

November 2024 Form 10-K	52
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
Investment Banking and Capital Markets also includes our
corporate lending joint venture (“Jefferies Finance LLC” or
“Jefferies Finance”), our commercial real estate joint venture
(“Berkadia Commercial Holding LLC” or “Berkadia”) and
historically our automobile lending and servicing activities. The
Asset Management reportable business segment provides
alternative investment management services to investors in the
U.S. and overseas and generates investment income from capital invested in and managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our
legacy merchant banking portfolio.
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
with termination or “kick-out” rights.
Intercompany accounts and transactions are eliminated in
consolidation.

53	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities
transactions are reported in our Consolidated Statements of
Financial Condition on a settlement date basis with related
income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission
revenues. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts. We also earn
commissions on execution services provided to customers in
facilitating foreign currency spot trades and prime brokerage services.
Principal Transactions. Financial instruments owned and
Financial instruments sold, not yet purchased are carried at fair value with gains and losses reflected in Principal transactions revenues, except for derivatives accounted for as hedges (refer to “Hedge Accounting” section herein and Note 7, Derivative
Financial Instruments). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
Investment Banking. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory retainer fees from
restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with
investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other
investment banking advisory related expenses, including
expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory
expenses are recognized within their respective expense
category on the Consolidated Statements of Earnings and any
expenses reimbursed by clients are recognized as Investment
banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a
gross basis within Underwriting costs.
Asset Management Fees and Revenues. Asset management fees
and revenues consist of asset management fees, as well as
revenues from strategic affiliates pursuant to arrangements, which entitle us to portions of the revenues and/or profits of the affiliated managers and perpetual rights to certain defined
revenues for a given revenue share period. Revenue from
strategic affiliates pursuant to such arrangements is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been
resolved.
Management and administrative fees are generally recognized
over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the
performance period to the extent that the benchmark return has been met.
Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, not yet purchased, on an accrual basis as a component of
interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair
valuation of these contracts and recognized in Principal
transactions revenues rather than as a component of interest revenue or expense. We account for our short- and long-term
borrowings at amortized cost, except for those for which we have elected the fair value option, with related interest recorded on an accrual basis as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. We recognize interest revenue
related to our securities borrowed and securities purchased
under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis. In addition, we
recognize interest income as earned on brokerage customer
margin balances and interest expense as incurred on credit
balances.
Other Revenues. Other revenues include revenue from the sale of manufactured or remanufactured lumber for which the
transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the
product. Other revenues also include revenue from the sale of produced oil and gas and revenue from the sale of real estate.
Contracts for revenue from the sale of produced oil and gas
typically include variable consideration based on monthly pricing tied to local indices and volumes and revenue is recorded at the point in time when control of the produced oil and gas transfers to the customer, which is when the performance obligation is satisfied and the variable consideration can be reliably estimated at the end of each month. Revenues from the sales of real estate are recognized at a point in time when the related transaction is complete. If performance obligations under the contract with a customer related to a parcel of real estate are not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligations is deferred until the
performance obligation is completed. Revenues from internet
connection services are recognized based on volume based
pricing and revenue from activating broadband services are
recognized on a straight-line basis over a two year period. Fees related to selling and licensing information and data to clients is recognized ratably over the related contract service period.
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
promulgated to protect customer assets. In addition, certain exchange and/or clearing organizations require cash and/or
securities to be deposited by us to conduct day-to-day activities.

November 2024 Form 10-K	54
Notes to Consolidated Financial Statements
Amounts may also include cash and cash equivalents that are
restricted for other business purposes.
Financial Instruments and Fair Value
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option
election. These instruments primarily represent our trading
activities and include both cash and derivative products. Our derivative products are acquired or originated for trading
purposes and are included within operating activities on our
Consolidated Statements of Cash Flows. Gains and losses are
recognized in Principal transactions revenues. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

55	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to secured funding vehicles are accounted for as sales when we have
relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned, at fair value. Any
changes in the fair value of such retained interests are
recognized in Principal transactions revenues.
When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial
instruments owned and recognize the associated financing in
Other secured financings.
Investments in and Loans to Related Parties
Investments in and loans to related parties include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Investments in and loans to related parties are accounted for using the equity method or at cost, as appropriate, and reviewed for impairment when changes in circumstances may indicate a decrease in value which is other than temporary. Revenues on Investments in and loans to related parties are included in Other revenues. Refer to
Note 11, Investments, and Note 24, Related Party Transactions
for additional information regarding certain of these investments.
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
Goodwill and Intangible Assets
Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets
acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 for our Investment Banking,
Fixed Income, Equities and Asset Management reporting units, on November 30 for other identified reporting units or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value, including goodwill and allocated intangible assets. If the
estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the fair value is less than the carrying value, then an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value.

November 2024 Form 10-K	56
Notes to Consolidated Financial Statements
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
Intangible assets are included in Other assets. Our annual
indefinite-lived intangible asset impairment testing date is August
1. To the extent an impairment loss is recognized, the loss
establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.
Refer to Note 13, Goodwill and Intangible Assets for further information.
Premises and Equipment
Premises and equipment consist of leasehold improvements,
furniture, fixtures, computer and communications equipment,
capitalized software (externally purchased and developed for internal use) and owned aircraft. Furniture, fixtures, computer and communications equipment, capitalized software are
depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years).
Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated
useful lives of the assets, whichever is shorter. The carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life of each capitalized software.
At November 30, 2024 and 2023, premises and equipment (not
including right-of-use assets) amounted to $1.51 billion and
$1.16 billion, respectively. Accumulated depreciation and
amortization was $816.1 million and $551.5 million at
November 30, 2024 and 2023, respectively.
Depreciation and amortization expense amounted to $190.3
million, $112.2 million and $172.9 million for the years ended
November 30, 2024, 2023 and 2022, respectively.
Leases
For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease
payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed
costs for generally all leases. A corresponding right-of-use
(“ROU”) asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The ROU assets are included within Premises and
equipment on our Consolidated Statements of Financial
Condition. The ROU assets are amortized over the lease term and is included in Occupancy and equipment rental in our Statements of Consolidated Earnings and Other adjustments in our
Consolidated Statements of Cash Flows.
The discount rates used in determining the present value of
leases represent our collateralized borrowing rate considering each lease’s term and currency of payment. The lease term
includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the
discretion of the Company. Lease expense is generally
recognized on a straight-line basis over the lease term and
included in Occupancy and equipment rental expense.
Other Real Estate
Other real estate is classified within Other assets and includes all expenditures incurred in connection with the acquisition,
development and construction of properties. Interest, payroll related to construction, property taxes and other professional fees attributable to land and property construction are capitalized and added to the cost of those properties when active
development begins and ends when the property development is fully completed and ready for its intended use. During the years ended November 30, 2024, 2023 and 2022, capitalized interest of
$14.2 million, $12.9 million and $13.5 million, respectively, was allocated among real estate projects that are currently under development.
Inventories and Cost of Sales
We have investments in entities that are consolidated by us that are engaged in real estate activities and, prior to the sale of Idaho
Timber during the year ended November 30, 2022, were engaged in manufacturing activities. Inventories arising from these
consolidated entities are classified as Other assets and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method. Cost of goods sold, which is recognized within Non-interest expenses in connection with sales of such inventories, principally includes product and manufacturing costs, inbound and outbound
shipping costs and handling costs.

57	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever
events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be
recoverable. When testing for impairment, we group our long-
lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The
determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows
directly attributable to the asset group as compared to its
carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying
amount of the asset group exceeds its estimated fair value.
Assets Held for Sale
We classify assets and related liabilities as held for sale when: (i)
management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale generally are presented separately on our Consolidated
Statements of Financial Condition with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these
assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for
recoverability. Refer to Note 5, Assets Held for Sale and
Discontinued Operations for additional information.
Share-based Compensation
Share-based awards are measured based on the fair value of the award and recognized over the required service or vesting period.
Certain executive and employee share-based awards contain
market, performance and/or service conditions. Market
conditions are incorporated into the grant-date fair value using a
Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. We
account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.
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
We record uncertain tax positions using a two-step process:
(i) we determine whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-
likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
Diluted earnings per share is calculated using the two-class method using the treasury stock or if-converted method, with the more dilutive amount being reported. Diluted earnings per share is computed by taking the sum of net earnings available to
common shareholders, dividends on preferred shares and
dividends on dilutive mandatorily redeemable convertible
preferred shares, divided by the weighted average number of
common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock
equivalents outstanding during the period.
Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents
(whether paid or unpaid) are participating securities and,
therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and
dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. Refer to Note 15,
Compensation Plans for more information regarding the senior executive compensation plan.
Refer to Note 19, Total Equity for further information.

November 2024 Form 10-K	58
Notes to Consolidated Financial Statements
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
Hedge Accounting
Hedge accounting is applied using interest rate swaps
designated as fair value hedges of changes in the benchmark
interest rate of fixed rate senior long-term debt. The interest rate swaps are included as derivative contracts in Financial
instruments owned and Financial instruments sold, not yet
purchased. We use regression analysis to perform ongoing
prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% -
125%. The impact of valuation adjustments related to our own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.
For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another and, together with any resulting ineffectiveness, are recorded in
Interest expense.
We seek to reduce the impact of fluctuations in foreign exchange rates on our net investments in certain non-U.S. operations
through the use of foreign exchange contracts. The foreign
exchange contracts are included as derivative contracts in
Financial instruments owned and Financial instruments sold, not yet purchased. For foreign exchange contracts designated as
hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For qualifying net
investment hedges, all gains or losses on the hedging
instruments are included in Currency translation adjustments and other in our Consolidated Statements of Comprehensive Income.
Refer to Note 7, Derivative Financial Instruments for further information.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S.
dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses
resulting from foreign currency transactions are included in
Principal transactions revenues.
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
Expenses. In November 2024, the FASB issued ASU No. 2024-03
(“ASU 2024-03”), Disaggregation of Income Statement Expenses.
The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15,
2027 and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the standard on our
disclosures.
Adopted Accounting Standards
Reference Rate Reform. The FASB issued guidance which
provides optional exceptions for applying U.S. GAAP to certain contract modifications, hedge accounting relationships or other transactions affected by reference rate reform. There was no impact to our financial statements as a result of this guidance upon the completion of our transition away from the London
Interbank Offered Rate (“LIBOR”) on June 30, 2023.

59	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Financial Instruments—Credit Losses. In June 2016, the FASB
issued ASU No. 2016-13, Measurement of Credit Losses on
Financial Instruments. The guidance provides for estimating
credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the
financial asset’s entire life, recorded at inception or purchase. On
January 1, 2023, Berkadia, our equity method investee, adopted this guidance and applied a modified retrospective approach
through a cumulative-effect adjustment to retained earnings
upon adoption, which resulted in a decrease in retained earnings of $14.8 million, net of tax attributable to an increase in the allowance for credit losses. Our equity method investee, Jefferies
Finance, adopted the guidance on December 1, 2023, and the
impact on our consolidated financial statements was not
material.
Note 4. Business Acquisitions
We acquired Stratos and OpNet during the fourth quarter of 2023.
Stratos is a global provider of online foreign exchange services.
OpNet is a fixed wireless broadband service provider in Italy and also owns a majority of the common shares of Tessellis S.p.A.
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
date.
Fair value of assets acquired and liabilities assumed on the acquisition dates:

$ in thousands	Stratos	OpNet	Total
Cash and cash equivalents ......................	$83,006	$7,875	$90,881
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .....................	124,306	—	124,306
Financial instruments owned, at fair value .......................................................	53,028	—	53,028
Investments in and loans to related parties ....................................................	—	6,644	6,644
Receivables:
Brokers, dealers and clearing organizations ..........................................	113,750	—	113,750
Fees, interest and other .........................	4,745	14,728	19,473
Property and equipment, net ....................	31,830	111,458	143,288
Goodwill (1) ................................................	5,463	127,051	132,514
Assets held for sale (2) .............................	—	578,820	578,820
Other assets (3) .........................................	31,135	98,278	129,413
Total assets acquired ...............................	$447,263	$944,854	$1,392,117

Financial instruments sold, net yet purchased, at fair value .......................	$31,293	$—	$31,293
Payables:
Brokers, dealers and clearing organizations ........................................	236	—	236
Customers payables .................................	297,494	—	297,494
Short-term borrowings ..............................	—	7,137	7,137
Lease liabilities ...........................................	9,308	23,040	32,348
Liabilities held for sale (2) ........................	—	303,447	303,447
Accrued expenses and other liabilities ...	18,011	176,308	194,319
Long-term debt ...........................................	—	75,437	75,437
Total liabilities assumed ..........................	$356,342	$585,369	$941,711

Net assets acquired ..................................	$90,921	$359,485	$450,406

Noncontrolling interests ..........................	$—	$42,168	$42,168
(1)All goodwill is attributed to the Asset Management reportable segment.
(2)Relates to the net operating assets of the wholesale operations of OpNet.
(3)Includes intangible assets in the form of purchased technology, trademarks and trade names, and customer relationships related to Tessellis that was acquired as part of obtaining control of OpNet. These intangible assets are being amortized over a finite life of up to 20 years.

November 2024 Form 10-K	60
Notes to Consolidated Financial Statements
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
OpNet
We historically owned 47.4% of the common shares and 50.0% of the voting rights of OpNet and various classes of convertible preferred stock issued by OpNet (the “preferred shares”). On
November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we obtained control of OpNet. Upon conversion on
May 7, 2024, our ownership increased to 57.5% of the common
shares and our voting rights increased to 72.5% of the aggregate voting rights of OpNet. Additionally, during the first quarter of
2024, we exchanged €115.1 million of our shareholder loans for additional preferred shares and also subscribed to additional preferred shares of €25.0 million at a price per share of €10.00.
During the second quarter of 2024, we provided an additional shareholder loan of €20.0 million and subscribed to additional preferred shares of €18.7 million at a price per share of €10.00. In
June 2024, we provided an additional shareholder loan of
€20.0 million.
Upon obtaining control of OpNet on November 30, 2023 the
assets and liabilities of OpNet are included in our consolidated financial statements. Additionally, OpNet was considered to be a variable interest entity and we determined that we were the
primary beneficiary of OpNet. The initial consolidation of OpNet was accounted for under the acquisition method of accounting and we remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million. The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale transaction for certain net operating assets of OpNet, which have been classified as held for sale, and OpNet’s percentage ownership of Tessellis common shares based on the publicly listed exchange price of
Tessellis on November 30, 2023. No consideration was
transferred in connection with the consolidation.
The remaining identifiable assets and assumed liabilities of
OpNet primarily represent the assets and liabilities of Tessellis.
An enterprise value for Tessellis was estimated based on its market capitalization at November 30, 2023, which was then
allocated to the identifiable assets, including intangible assets, liabilities, and noncontrolling interests of Tessellis using an income approach, which calculates the present value of the
estimated economic benefit of future cash flows, in order to determine the fair value of the identified customer relationships and Tessellis trade name. Property and equipment and developed technology assets were valued using a replacement cost
methodology. Critical estimates included future expected cash flows, including forecasted revenues and expenses, and
applicable discount rates. Discount rates used to compute the present value of expected net cash flows were based upon
estimated weighted average cost of capital. The initial allocation of the purchase price resulted in the recognition of goodwill relating to Tessellis of $127.1 million.
The initial estimated purchase price allocation as of November
30, 2023 for OpNet was revised during the first quarter of 2024 as new information was received and analyzed resulting in an
increase in intangible assets of $39.3 million, a decrease in property and equipment of $12.3 million, and a decrease in
goodwill of $27.0 million.
In February 2024, OpNet agreed to sell substantially all of its wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK
Hutchison Group Telecom Holdings Ltd. The sale closed in
August 2024 and we received net cash proceeds of
$322.8 million and recognized a pre-tax gain on sale of
$3.5 million. The sale of OpNet did not include our interest in
Tessellis.
During 2024, Tessellis executed various acquisitions and, as a result, recognized assets and liabilities of $24.5 million and
$18.8 million, respectively, on the acquisition dates. Total assets primarily relate to goodwill, property and equipment, intangible assets, and short-term trade receivables. Total liabilities primarily relate to financial debt assumed and trade payables. The primary acquisition executed during 2024 was the acquisition of a 97.2%
ownership interest in Go Internet S.p.A. (“Go Internet”) for a total consideration of €4.1 million. We are in the process of finalizing purchase price allocation adjustments related to the identified assets and may adjust these amounts upon completion of our
assessment in subsequent reporting periods.

61	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 5. Assets Held for Sale and Discontinued Operations
Foursight
On November 20, 2023, we entered into an agreement to sell
Foursight. Assets held for sale are recorded initially at the lower of their carrying value or estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, we discontinue recording depreciation expense on such asset.
Foursight’s major classes of assets and liabilities:

$ in thousands	November 30, 2023
Assets held for sale:
Cash and cash equivalents ......................................................................	$3,555
Other receivables ......................................................................................	1,478
Premises and equipment, net .................................................................	1,175
Operating lease assets ............................................................................	7,635
Goodwill (1)................................................................................................	24,000
Other assets (2) ........................................................................................	928,808
Total assets held for sale ........................................................................	$966,651

Liabilities held for sale:
Other secured financings .........................................................................	$700,615
Lease liabilities ..........................................................................................	8,821
Accrued expenses and other liabilities ..................................................	11,503
Long-term debt ..........................................................................................	149,262
Total liabilities held for sale ...................................................................	$870,201
(1)Goodwill was allocated based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Includes $850.8 million of automobile loan receivables and $42.1 million in deposits required under Foursight’s warehouse credit facilities and amounts collected on pledged automobile loan receivables yet to be distributed.
During 2024, we closed the sale of Foursight and recognized a gain on sale of $24.2 million, which is included within Other revenues.
OpNet
We classified certain net operating assets of OpNet as held for sale in our Consolidated Statements of Financial Condition at
November 30, 2023. The net operating assets that were
classified as held for sale were recognized at their estimated fair values pursuant to the step-acquisition accounting related to our interests in OpNet. Refer to Note 4, Business Acquisitions for
further information.
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
The activities of OpNet’s wholesale operations have been
classified as discontinued operations for the year ended
November 30, 2024 and OpNet’s results are presented in Net
earnings (losses) from discontinued operations (including gain on disposal), net of tax.
In February 2024, we agreed to sell substantially all of OpNet’s wholesale operating assets. The sale closed in August 2024.
Airplanes
During 2024, we classified certain airplanes related to sale leaseback transaction executed by our subsidiary, Aircadia
Leasing II LLC as held for sale. The airplanes are included within
Assets held for sale on our Consolidated Statements of Financial
Condition and have a carrying amount of $51.9 million at
November 30, 2024. We are actively pursuing avenues to dispose of the airplanes through a sale process. Effective with the
designation of the airplanes as held for sale, we suspended
recording depreciation on these assets.

November 2024 Form 10-K	62
Notes to Consolidated Financial Statements
Note 6. Fair Value Disclosures

	November 30, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ................................................................................	$5,238,058	$302,051	$239,364	$—	$5,779,473
Corporate debt securities ...................................................................................	—	5,310,815	24,931	—	5,335,746
Collateralized debt obligations and collateralized loan obligations ............	—	1,029,662	63,976	—	1,093,638
U.S. government and federal agency securities .............................................	3,583,139	160,227	—	—	3,743,366
Municipal securities ............................................................................................	—	320,507	—	—	320,507
Sovereign obligations .........................................................................................	749,912	630,681	172	—	1,380,765
Residential mortgage-backed securities .........................................................	—	2,348,862	7,714	—	2,356,576
Commercial mortgage-backed securities .......................................................	—	146,752	477	—	147,229
Other asset-backed securities ...........................................................................	—	110,687	103,214	—	213,901
Loans and other receivables ..............................................................................	—	1,706,152	152,586	—	1,858,738
Derivatives ............................................................................................................	146	3,181,454	3,926	(2,667,751)	517,775
Investments at fair value ....................................................................................	—	6	137,865	—	137,871
Total financial instruments owned, excluding Investments at fair value based on NAV .................................................................................................	$9,571,255	$15,247,856	$734,225	$(2,667,751)	$22,885,585
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ............................	$120,414	$—	$—	$—	$120,414
Securities received as collateral .......................................................................	185,588	—	—	—	185,588

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................................................................................	$3,013,877	$73,240	$208	$—	$3,087,325
Corporate debt securities ...................................................................................	—	3,105,010	165	—	3,105,175
U.S. government and federal agency securities .............................................	2,904,379	26	—	—	2,904,405
Sovereign obligations .........................................................................................	667,647	422,124	—	—	1,089,771
Commercial mortgage-backed securities .......................................................	—	—	1,153	—	1,153
Loans.....................................................................................................................	—	92,321	16,864	—	109,185
Derivatives ............................................................................................................	13	3,477,802	26,212	(2,793,713)	710,314
Total financial instruments sold, not yet purchased ....................................	$6,585,916	$7,170,523	$44,602	$(2,793,713)	$11,007,328
Other secured financings ...................................................................................	—	9,964	14,884	—	24,848
Obligation to return securities received as collateral ....................................	185,588	—	—	—	185,588
Long-term debt ....................................................................................................	—	1,529,443	821,903	—	2,351,346
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.25 billion at November 30, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

63	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	November 30, 2023 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities ................................................................................	$3,831,698	$211,182	$181,294	$—	$4,224,174
Corporate debt securities ...................................................................................	—	4,921,222	26,112	—	4,947,334
Collateralized debt obligations and collateralized loan obligations ............	—	869,246	64,862	—	934,108
U.S. government and federal agency securities .............................................	3,563,164	65,566	—	—	3,628,730
Municipal securities ............................................................................................	—	223,502	—	—	223,502
Sovereign obligations .........................................................................................	1,051,494	609,452	—	—	1,660,946
Residential mortgage-backed securities .........................................................	—	2,048,309	20,871	—	2,069,180
Commercial mortgage-backed securities .......................................................	—	344,902	508	—	345,410
Other asset-backed securities ...........................................................................	—	255,048	117,661	—	372,709
Loans and other receivables ..............................................................................	—	1,320,217	130,101	—	1,450,318
Derivatives ............................................................................................................	314	3,649,814	8,336	(3,107,620)	550,844
Investments at fair value ....................................................................................	—	—	130,835	—	130,835
Total financial instruments owned, excluding Investments at fair value based on NAV .................................................................................................	$8,446,670	$14,518,460	$680,580	$(3,107,620)	$20,538,090
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .............................	$110,198	$—	$—	$—	$110,198
Securities received as collateral .......................................................................	8,800	—	—	—	8,800

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................................................................................	$2,235,049	$83,180	$676	$—	$2,318,905
Corporate debt securities ...................................................................................	—	2,842,776	124	—	2,842,900
Collateralized debt obligations and collateralized loan obligations ............	—	36	—	—	36
U.S. government and federal agency securities .............................................	2,957,787	—	—	—	2,957,787
Sovereign obligations .........................................................................................	1,229,795	579,302	—	—	1,809,097
Residential mortgage-backed securities .........................................................	—	463	—	—	463
Commercial mortgage-backed securities ......................................................	—	—	840	—	840
Loans.....................................................................................................................	—	173,828	1,521	—	175,349
Derivatives ............................................................................................................	54	3,851,004	59,291	(2,764,572)	1,145,777
Total financial instruments sold, not yet purchased ....................................	$6,422,685	$7,530,589	$62,452	$(2,764,572)	$11,251,154
Other secured financings ...................................................................................	$—	$—	$3,898	$—	$3,898
Obligation to return securities received as collateral ...................................	8,800	—	—	—	8,800
Long-term debt ....................................................................................................	—	963,846	744,597	—	1,708,443
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.21 billion at November 30, 2023 by level within the fair value hierarchy.
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
before interest, taxes, depreciation and amortization
(“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or

November 2024 Form 10-K	64
Notes to Consolidated Financial Statements
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
Valuation inputs with regard to the underlying collateral
incorporate factors such as weighted average coupon, loan-to-
value, credit scores, geographic location, maximum and
average loan size, originator, servicer and weighted average loan age.
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
securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices.

65	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Mae”) Delegated Underwriting and Servicing (“DUS”) mortgage-
backed securities are generally measured by using prices
observed from recently executed market transactions to
estimate market-clearing spread levels for purposes of
estimating fair value. Ginnie Mae project loan bonds and
Fannie Mae DUS mortgage-backed securities are categorized
within Level 2 of the fair value hierarchy.
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
significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

November 2024 Form 10-K	66
Notes to Consolidated Financial Statements
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
Information about our investments in entities that have the
characteristics of an investment company:

	November 30, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/ Short Hedge Funds (2) ............	$280,364	$—	Quarterly (100%)	45 - 90 days
Equity Funds (3)	60,215	30,530	N/R (100%)	N/R
Commodity Fund (4) ..............	21,149	—	Quarterly (100%)	60 days
Multi-asset Funds (5) ............	359,207	—	Monthly (86%) Quarterly (14%)	45 - 60 days 90 days
Other Funds (6) .	531,754	263,250	Quarterly (70%) Monthly (2%) N/R (28%)	90 days 30 days N/R
Total ...................	$1,252,689	$293,780

	November 30, 2023
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/ Short Hedge Funds (2) ............	$341,530	$—	Quarterly (57%) N/R (43%)	60 - 90 days
Equity Funds (3)	55,701	37,534	N/R (100%)	N/R
Commodity Fund (4) ..............	21,747	—	Quarterly (100%)	60 days
Multi-asset Funds (5) ............	357,445	—	Monthly (83%) Quarterly (13%) N/R (4%)	60 days 90 days N/R
Other Funds (6) .	432,960	132,662	Quarterly (75%) N/R (25%)	90 days N/R
Total ...................	$1,209,383	$170,196
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
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. The non-redeemable investments at November 30, 2023 included restrictions before April, 1 2024.
(6)Primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments, as well as investments in a fund that invests, long and short, in distressed and special situations credit strategies across sectors and asset types.

67	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Level 3 Rollforwards
Changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2024:

									For instruments still held at November 30, 2024, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2023	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2024	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities ...	$181,294	$(4,616)	$50,297	$(524)	$—	$—	$12,913	$239,364	$(11,748)	$—
Corporate debt securities ......	26,112	(4,442)	16,219	(7,307)	(400)	—	(5,251)	24,931	(19,872)	—
CDOs and CLOs .......................	64,862	(6,194)	34,964	(21,963)	(2,198)	—	(5,495)	63,976	(2,437)	—
Sovereign obligations .............	—	—	172	—	—	—	—	172	172	—
RMBS ........................................	20,871	(669)	6,874	(5,384)	(51)	—	(13,927)	7,714	(395)	—
CMBS ........................................	508	(31)	—	—	—	—	—	477	(64)	—
Other ABS .................................	117,661	(22,251)	63,704	(74,139)	(10,284)	—	28,523	103,214	(17,242)	—
Loans and other receivables .	130,101	(1,664)	79,399	(41,551)	(20,523)	—	6,824	152,586	(22,108)	—
Investments at fair value .......	130,835	(12,142)	19,726	—	(547)	—	(7)	137,865	(12,142)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ...	$676	$682	$(1,150)	$—	$—	$—	$—	$208	$3	$—
Corporate debt securities ......	124	(3)	—	—	(1,100)	—	1,144	165	105	—
CMBS ........................................	840	(1)	(245)	560	—	—	(1)	1,153	1	—
Loans ........................................	1,521	(148)	(1,443)	16,946	—	—	(12)	16,864	125	—
Net derivatives (2) ...................	50,955	(9,648)	—	—	(12,298)	3,766	(10,489)	22,286	8,110	—
Other secured financings .......	3,898	4,482	—	—	(4,415)	10,919	—	14,884	(4,482)
Long-term debt ........................	744,597	51,747	—	—	(2,109)	28,614	(946)	821,903	(37,526)	(28,442)
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
Analysis of Level 3 Assets and Liabilities for the Year Ended
November 30, 2024
Transfers of assets of $90.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $47.6 million, corporate equity securities of $22.7 million, loans and other receivables of $14.9 million, CDOs and
CLOs of $2.7 million and corporate debt securities of $2.0
million due to reduced pricing transparency.
Transfers of assets of $66.9 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $19.0 million, RMBS of $14.6 million, corporate equity securities of $9.7 million, CDOs and CLOs of $8.2 million and loans and other receivables of $8.1 million due to greater pricing transparency.
Transfers of liabilities of $30.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $26.8 million and net derivatives of $3.1 million due to reduced pricing and market transparency.
Transfers of liabilities of $40.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $27.8 million and net derivatives of $13.6 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $52.0 million and net losses on Level 3 liabilities were $47.1 million for the year ended
November 30, 2024. Net losses on Level 3 assets were primarily due to decreased market values in loans and other receivables, other ABS, investments at fair value, CDOs and CLOs, corporate equity securities and corporate debt securities. Net losses on
Level 3 liabilities were primarily due to increased market
valuations of certain structured notes within long-term debt and other secured financings, partially offset by decreases in certain derivatives.

November 2024 Form 10-K	68
Notes to Consolidated Financial Statements
Changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2023:

									For instruments still held at November 30, 2023, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2022	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2023	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$240,347	$(65,037)	$7,865	$(1,228)	$—	$—	$(653)	$181,294	$(11,007)	$—
Corporate debt securities	30,232	1,749	4,132	(18,325)	(200)	—	8,524	26,112	(703)	—
CDOs and CLOs .................	55,824	31,218	51,632	(3,199)	(56,624)	—	(13,989)	64,862	(10,774)	—
RMBS ..................................	27,617	(5,709)	10	—	(247)	—	(800)	20,871	(1,775)	—
CMBS ..................................	839	(331)	—	—	—	—	—	508	(327)	—
Other ABS ...........................	94,677	(17,800)	71,261	(37,088)	(26,936)	—	33,547	117,661	(20,678)	—
Loans and other receivables ....................	168,875	10,995	55,520	(42,999)	(46,383)	—	(15,907)	130,101	4,168	—
Investments at fair value .	161,992	83,382	8,852	(15,080)	(107,963)	—	(348)	130,835	(5,762)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$750	$348	$(1,477)	$1,055	$—	$—	$—	$676	$284	$—
Corporate debt securities	500	(35)	(187)	—	—	—	(154)	124	29	—
CMBS ..................................	490	—	—	350	—	—	—	840	—	—
Loans ..................................	3,164	(114)	(1,655)	126	—	—	—	1,521	(992)	—
Net derivatives (2) .............	59,524	(10,405)	(527)	170	(3,496)	2,158	3,531	50,955	6,760	—
Other secured financings .	1,712	2,186	—	—	—	—	—	3,898	(2,186)	—
Long-term debt ..................	661,123	70,945	—	—	—	17,140	(4,611)	744,597	(28,327)	(59,706)
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
Transfers of assets of $78.2 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $32.4 million, other ABS of
$24.3 million, CDOs and CLOs of $14.0 million and corporate
equity securities of $6.0 million due to greater pricing
transparency supporting classification into Level 2.
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
losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreases in certain derivatives.

69	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2022:

									For instruments still held at November 30, 2022, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2022	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$118,489	$(645)	$171,700	$(62,474)	$(298)	$—	$13,575	$240,347	$7,286	$—
Corporate debt securities	11,803	946	18,686	(23,964)	(9)	—	22,770	30,232	(2,087)	—
CDOs and CLOs .................	31,946	7,099	44,995	(22,600)	(16,634)	—	11,018	55,824	(10,938)	—
RMBS ..................................	1,477	(13,210)	35,774	(372)	(240)	—	4,188	27,617	(7,728)	—
CMBS ..................................	2,333	(733)	—	(749)	—	—	(12)	839	(703)	—
Other ABS ...........................	93,524	(6,467)	74,353	(20,362)	(39,647)	—	(6,724)	94,677	(26,982)
Loans and other receivables ....................	178,417	(1,912)	45,536	(33,692)	(48,218)	—	28,744	168,875	(11,610)	—
Investments, at fair value .	154,373	46,735	74,984	(74,742)	(15,951)	—	(23,407)	161,992	33,294	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$4,635	$(3,611)	$(815)	$4,858	$—	$—	$(4,317)	$750	$2,382	$—
Corporate debt securities	482	88	(70)	—	—	—	—	500	(88)	—
CMBS ..................................	210	—	—	280	—	—	—	490	—	—
Loans ..................................	9,925	1,197	(5,173)	—	96	—	(2,881)	3,164	(2,484)	—
Net derivatives (2) .............	67,769	(181,750)	(1,559)	1,285	—	28,436	145,343	59,524	168,304	—
Other secured financings .	25,905	(650)	—	—	(23,543)	—	—	1,712	650	—
Long-term debt ..................	881,732	(280,967)	—	—	(3,919)	83,874	(19,597)	661,123	239,400	41,567
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
•Loans and other receivables of $33.2 million, corporate debt securities of $22.8 million, other ABS of $22.6 million,
corporate equity securities of $17.9 million and CDOs and
CLOs of $11.0 million due to reduced price transparency.
Transfers of assets of $61.5 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $29.3 million, investments at fair value of $23.4 million, loans and other receivables of $4.5 million and
corporate equity securities of $4.3 million due to greater
pricing transparency supporting classification into Level 2.
Transfers of liabilities of $172.1 million from Level 2 to Level 3 are primarily attributed to:
•Net derivatives of $152.8 million and structured notes within long-term debt of $19.3 million due to reduced pricing and
market transparency.
Transfers of liabilities of $53.6 million from Level 3 to Level 2 are
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
different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any

November 2024 Form 10-K	70
Notes to Consolidated Financial Statements
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
For certain categories, we have provided a weighted average of the inputs allocated based on the fair values of the financial instruments comprising the category. We do not believe that the range or weighted average of the inputs is indicative of the reasonableness of uncertainty of our Level 3 fair values. The range and weighted average are driven by the individual financial instruments within each category and their relative distribution in the population. The disclosed inputs when compared to the
inputs as disclosed in other periods should not be expected to necessarily be indicative of changes in our estimates of
unobservable inputs for a particular financial instrument as the population of financial instruments comprising the category will vary from period to period based on purchases and sales of
financial instruments during the period as well as transfers into and out of Level 3 each period.

November 30, 2024
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$239,364
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$68
Corporate debt securities ........................	$24,931	Market approach	Price	$28	-	$105	$74
CDOs and CLOs ..........................................	$53,388	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	14%	-	32%	26%
		Market approach	Price	$70	-	$106	$94
RMBS	$7,714	Discounted cash flows	Constant prepayment rate	20%			—
			Loss severity	10%			—
			Discount rate/yield	12%			—
Other ABS ...................................................	$98,172	Discounted cash flows	Discount rate/yield	19%	-	30%	25%
			Cumulative loss rate	17%	-	34%	24%
			Duration (years)	0.9	-	1.0	0.9
		Market approach	Price	$106	-	$127	$121
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$152,586	Market approach	Price	$17	-	$106	$75
		Scenario analysis	Estimated recovery percentage	3%	-	252%	50%
Derivatives ..................................................	$1,396
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$132,769
Private equity securities		Market approach	Price	$1	-	$8,506	$501
			Discount rate/yield	28%			—
			Revenue	$29,908,372			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$16,864	Market approach	Price	$17	-	$100	$75
		Scenario analysis	Estimated recovery percentage	0%	-	205%	50%
Derivatives ..................................................	$25,045
Equity options		Volatility benchmarking	Volatility	28%	-	102%	49%
Options		Market approach	Basis points upfront	8.0	-	22.3	14.9
Other secured financings .........................	$14,884	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
		Market approach	Price	$117			—
Long-term debt ..........................................	$821,903
Structured notes		Market approach	Price	$61	-	$122	$96

71	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

November 30, 2023
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$181,294
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities ........................	$26,112	Market approach	Price	$40	-	$94	$50
		Discounted cash flow	Discount rate/yield	11%			—
		Scenario analysis	Estimated recovery percentage	4%			—
CDOs and CLOs ..........................................	$64,862	Discounted cash flows	Constant prepayment rate	15%	-	20%	19
			Constant default rate	2%			—
			Loss severity	35%	-	40%	36%
			Discount rate/yield	21%	-	26%	24%
		Market approach	Price	$48	-	$100	$88
CMBS ...........................................................	$508	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS ...................................................	$102,423	Discounted cash flows	Discount rate/yield	10%	-	21%	18%
			Cumulative loss rate	9%	-	32%	25%
			Duration (years)	1.1	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables ...................	$130,101	Market approach	Price	$82	-	$157	$127
		Scenario analysis	Estimated recovery percentage	7%	-	73%	40%
Derivatives	$2,395
Equity options		Volatility benchmarking	Volatility	60%			—
Investments at fair value ..........................	$127,237
Private equity securities		Market approach	Price	$1	-	$6,819	$484
			Discount rate/yield	28%			—
			Revenue	$30,538,979			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities
	$124	Scenario analysis	Estimated recovery percentage	4%			—
Loans	$1,521	Market approach	Price	$101			—
Derivatives ..................................................	$56,779
Equity options		Volatility benchmarking	Volatility	31%	-	87%	42%
Options		Market approach	Basis points upfront	0.4	-	25.5	17.9
Other secured financings .........................	$3,898	Scenario analysis	Estimated recovery percentage	18%	-	73%	53%
Long-term debt ..........................................	$744,597
Structured notes		Market approach	Price	$57	-	$114	$78
			Price	€60	-	€103	€84
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30,
2024 and 2023, asset exclusions consisted of $23.9 million and
$45.6 million, respectively, primarily composed of CDOs and
CLOs, Other ABS, Investments at fair value, certain derivatives,
RMBS, CMBS and sovereign obligations. At November 30, 2024
and 2023, liability exclusions consisted of $2.7 million and $4.0 million, respectively, primarily composed of certain derivatives, loans, CMBS, corporate equity securities and corporate debt
securities.
Uncertainty of Fair Value Measurement from Use of Significant
Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any)
are described below:
•Non-exchange-traded securities, corporate debt securities,
CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives, other secured financings and structured notes using a market approach valuation
technique. A significant increase (decrease) in the price of the private equity securities, nonexchange-traded securities,
corporate debt securities, CDOs and CLOs, other ABS, loans

November 2024 Form 10-K	72
Notes to Consolidated Financial Statements
and other receivables, other secured financings or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A
significant increase (decrease) in the discount rate/security yield related to private equity securities would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a
significant increase (decrease) in the fair value measurement of options.
•Loans and other receivables, corporate debt securities, CMBS, other ABS and other secured financings using scenario
analysis. A significant increase (decrease) in the possible
recovery rates of the cash flow outcomes underlying the
financial instrument would result in a significantly higher
(lower) fair value measurement for the financial instrument.
•CDOs and CLOs, corporate debt securities, RMBS and other
ABS using a discounted cash flow valuation technique. A
significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and
duration would have differing impacts depending on the capital structure and type of security. A significant increase
(decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
•Derivative equity options using volatility benchmarking. A
significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital
markets businesses. These loans and loan commitments include loans entered into by our investment banking division in
connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with
mortgage-backed and other asset-backed securitization
activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are
managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in
Financial instruments owned and Financial instruments sold, not yet purchased. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Investments in and loans to related parties and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our
structured notes which are managed by our investment banking and capital markets businesses and are included in Long-term debt. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers,
Receivables – Fees, interest and other, Payables – Brokers,
dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
Gains (losses) due to changes in fair value related to instrument-
specific credit risk on loans, other receivables and debt
instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Financial instruments owned:
Loans and other receivables ..........	$(24,029)	$46,421	$(20,529)
Other secured financings:
Other changes in fair value (2) ......	(4,482)	(2,186)	695
Long-term debt:
Changes in instrument-specific credit risk (1) ....................................	(32,580)	(106,801)	63,344
Other changes in fair value (2) ......	(115,912)	21,373	345,050
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
(2)Other changes in fair value are included in Principal transactions revenues.
Amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option:

	November 30,
$ in thousands	2024	2023
Financial instruments owned:
Loans and other receivables (1) ................................	$1,603,512	$2,344,468
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2) ...............	132,838	259,354
Long-term debt .............................................................	131,107	294,356
Other secured financings ............................................	459	1,377
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $48.8 million and $187.4 million at November 30, 2024 and 2023, respectively.
The aggregate fair value of loans and other receivables on
nonaccrual status and/or 90 days or greater past due was $126.9 million and $98.1 million at November 30, 2024 and 2023,
respectively, which includes loans and other receivables 90 days or greater past due of $120.0 million and $37.6 million at
November 30, 2024 and 2023, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment for the periods presented:

November 30, 2024	Level 3	Gains (Losses)
Premises and equipment (1) .........................................	$—	$(1,323)
Exchange ownership interests and registrations (2) .	—	(10)
Other assets (3) ..............................................................	21,900	21,900

73	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

November 30, 2023	Level 3	Gains (Losses)
Exchange ownership interests and registrations (2) .	$—	$(78)
Investments in and loans to related parties (4) .........	—	(57,248)
Other assets (5) ..............................................................	1,755	(2,101)

November 30, 2022	Level 3	Gains (Losses)
Exchange ownership interests and registrations (2) .	$—	$(39)
Investments in and loans to related parties (6)	106,172	(27,119)
Other assets (7)	1,709	(6,701)
(1)Premises and equipment losses represent impairments of leasehold improvements, furniture, fixtures, computer and communications equipment and capitalized software and were recognized in Technology and communications and Occupancy and equipment rental in our Consolidated
Statements of Earnings.
(2)These impairment losses, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses and the assets were in the Investment Banking and Capital Markets reportable business segment. The fair value is based on observed quoted sales prices for each individual membership. Refer to Note
13, Goodwill and Intangible Assets.
(3)Our shares in Monashee, an equity method investment, were converted to a newly created class of nonmarketable preferred shares. Our equity method investment was remeasured in connection with its nonmonetary exchange into the preferred shares, which are accounted for at cost pursuant to the measurement alternative subsequent to the nonmonetary exchange. The gain was recognized in Other revenues and the asset was in the Asset
Management reportable business segment.
(4)These impairment losses, which are related to an equity method investments, were recognized in Other revenues and the asset was in the Asset
Management reportable business segment. Fair value was based on our best estimate of what could be recognized in a sale transaction for the investment.
(5)These impairment losses, which are related to real estate held for development, were recognized in Other revenues and are held in the Asset
Management reportable business segment. Fair value was based on estimated future cash flows using discounts rates ranging from 10.0% to
14.0%.
(6)These impairment losses, which are related to certain equity method investments, were recognized in Other revenues and the assets were in the
Asset Management reportable business segment. The fair values were based on estimated future cash flows using discount rates ranging from 10.0% to
23.0%. Refer to Note 11, Investments.
(7)These impairment losses, which relate to a real estate property, were recognized in Other expenses and the assets were in the Asset Management reportable business segment. The fair values were based on estimated future cash flows discounted at 12.0%.
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
hierarchy.
We have equity securities without readily determinable fair
values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million and
$0.0 million at November 30, 2024 and 2023, respectively. Net gains (losses) of $0.0 million, $(122.2) million and $3.6 million were recognized on these investments during the years ended
November 30, 2024, 2023 and 2022, respectively. Impairments
and downward adjustments on these investments during the year ended November 30, 2023 were $80.3 million. There were no
impairments and downward adjustments on these investments
during the years ended November 30, 2024 and 2022. These
investments would generally be presented within Level 3 of the
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
Refer to Note 2, Summary of Significant Accounting Policies for
additional information regarding the offsetting of derivative contracts.
The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2)
the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position.
The fair value of assets/liabilities in the following tables represent our receivable/payable for derivative financial
instruments, gross of counterparty netting and cash collateral received and pledged.

November 2024 Form 10-K	74
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$3,396	3	$—	—
Foreign exchange contracts:
Bilateral OTC .......................................	41,903	3	—	—
Total derivatives designated as accounting hedges ............................	45,299		—
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	273	16,548	13	32,984
Cleared OTC ........................................	1,030,842	6,663	1,030,671	6,891
Bilateral OTC .......................................	365,678	1,096	717,255	1,256
Foreign exchange contracts:
Bilateral OTC .......................................	132,240	57,786	138,608	35,545
Equity contracts:
Exchange-traded ................................	682,327	1,777,822	521,889	1,574,498
Bilateral OTC .......................................	855,169	33,516	1,024,129	20,587
Commodity contracts:
Exchange-traded ................................	22	806	17	697
Bilateral OTC .......................................	4,570	11,691	1,381	5,180
Credit contracts:
Cleared OTC ........................................	31,488	66	38,711	32
Bilateral OTC .......................................	37,618	16	31,353	32
Total derivatives not designated as accounting hedges .......................	3,140,227		3,504,027
Total gross derivative assets/ liabilities:
Exchange-traded ................................	682,622		521,919
Cleared OTC ........................................	1,065,726		1,069,382
Bilateral OTC .......................................	1,437,178		1,912,726
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(476,364)		(476,364)
Cleared OTC ........................................	(1,058,995)		(1,066,232)
Bilateral OTC .......................................	(1,132,392)		(1,251,117)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$517,775		$710,314

	November 30, 2023 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC .........................................	$—	—	$6,070	3
Foreign exchange contracts:
Bilateral OTC ........................................	259	1	19,638	—
Total derivatives designated as accounting hedges .............................	259		25,708
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded .................................	316	88,354	63	67,643
Cleared OTC .........................................	1,156,937	4,415	1,185,503	4,544
Bilateral OTC ........................................	893,983	1,179	1,266,506	786
Foreign exchange contracts:
Exchange-traded .................................	—	—	—	4
Bilateral OTC ........................................	147,470	66,254	129,770	38,585
Equity contracts:
Exchange-traded .................................	678,542	1,180,832	393,220	1,174,298
Bilateral OTC ........................................	715,754	31,116	850,088	16,234
Commodity contracts:
Exchange-traded .................................	59	735	33	940
Bilateral OTC .......................................	5,662	15,497	1,398	6,455
Credit contracts:
Cleared OTC .........................................	38,046	133	38,487	81
Bilateral OTC ........................................	21,436	22	19,573	29
Total derivatives not designated as accounting hedges .............................	3,658,205		3,884,641
Total gross derivative assets/ liabilities:
Exchange-traded .................................	678,917		393,316
Cleared OTC .........................................	1,194,983		1,230,060
Bilateral OTC ........................................	1,784,564		2,286,973
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded .................................	(384,392)		(384,392)
Cleared OTC .........................................	(1,189,517)		(1,189,513)
Bilateral OTC ........................................	(1,533,711)		(1,190,667)
Net amounts per Consolidated Statements of Financial Condition (4) ..................................	$550,844		$1,145,777
(1)Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)The number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/
Payables to brokers, dealers and clearing organizations.
(3)Amounts netted include both netting by counterparty and for cash collateral paid or received.
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

75	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Year Ended November 30,
Gains (Losses)	2024	2023	2022
Interest rate swaps (1) ....................	$(12,735)	$(78,766)	$(212,280)
Long-term debt ................................	(50,407)	21,638	219,143
Total ..................................................	$(63,142)	$(57,128)	$6,863
(1)Includes net settlements of $(62.3) million, $(55.6) million and $1.4 million for the years ended November 30, 2024, 2023 and 2022, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss), in our Consolidated
Statements of Comprehensive Income:

$ in thousands	Year Ended November 30,
Gains (Losses)	2024	2023	2022
Foreign exchange contracts ..........	$(9,652)	$(49,060)	$116,876
Total ..................................................	$(9,652)	$(49,060)	$116,876
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Year Ended November 30,
Gains (Losses)	2024	2023	2022
Interest rate contracts ....................	$108,192	$215,856	$(154,378)
Foreign exchange contracts ..........	68,943	46,744	(164,729)
Equity contracts ...............................	(295,662)	(99,968)	(29,740)
Commodity contracts .....................	33,384	4,089	(43,106)
Credit contracts ...............................	(18,250)	(10,983)	15,612
Total ..................................................	$(103,393)	$155,738	$(376,341)
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
OTC Derivatives
Remaining contract maturities at November 30, 2024:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards .....................	$4,566	$—	$28,727	$—	$33,293
Equity options and forwards	176,159	948	—	(714)	176,393
Total return swaps .................	196,636	34,197	418	(5,230)	226,021
Foreign currency forwards, swaps and options ...........	92,163	1,773	—	—	93,936
Fixed income forwards .........	203	—	—	—	203
Interest rate swaps, options and forwards .....................	67,392	175,102	34,250	(45,846)	230,898
Total .........................................	$537,119	$212,020	$63,395	$(51,790)	760,744
Cross-product counterparty netting ................................					(49,154)
Total OTC derivative assets included in Financial instruments owned ..........					$711,590

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$1,376	$—	$—	$—	$1,376
Equity options and forwards ..........	171,794	177,950	—	(714)	349,030
Credit default swaps ........................	1,408	840	9,106	—	11,354
Total return swaps ...........................	150,706	76,092	—	(5,230)	221,568
Foreign currency forwards, swaps and options .................................	53,608	1,073	—	—	54,681
Fixed income forwards ...................	21,997	—	—	—	21,997
Interest rate swaps, options and forwards ......................................	49,455	136,335	438,964	(45,846)	578,908
Total ...................................................	$450,344	$392,290	$448,070	$(51,790)	1,238,914
Cross-product counterparty netting ..........................................					(49,154)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased ...................................					$1,189,760
(1)At November 30, 2024, we held net exchange-traded derivative assets and liabilities and other credit agreements with a fair value of $206.3 million and
$46.6 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At
November 30, 2024, cash collateral received and pledged was $400.1 million and $526.0 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
Counterparty credit quality with respect to the fair value of our
OTC derivative assets at November 30, 2024:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$178,391
BBB- to BBB+ ...........................................................................................	41,136
BB+ or lower .............................................................................................	231,253
Unrated .....................................................................................................	260,810
Total ..........................................................................................................	$711,590
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	November 30, 2024
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$395.2	$553.4	$948.6

	November 30, 2023
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$1,451.5	$893.9	$2,345.4

November 2024 Form 10-K	76
Notes to Consolidated Financial Statements
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and
ongoing full overnight collateralization on our derivative
instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-
risk-related contingent features that are in a liability position, the collateral amounts we have posted or received in the normal
course of business and the potential collateral we would have been required to return and/or post additionally to our
counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

	November 30,
$ in millions	2024	2023
Derivative instrument liabilities with credit-risk- related contingent features ...................................	$102.3	$139.5
Collateral posted ..........................................................	(50.6)	(97.6)
Collateral received .......................................................	296.1	71.0
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ..............................................	347.8	112.9
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
We enter into secured borrowing and lending arrangements to
obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared to the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending
agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally
contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in
Financial instruments owned, at fair value and noted
parenthetically as Securities pledged in our Consolidated
Statements of Financial Condition.
In instances where we receive securities as collateral in
connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in our Consolidated Statements of Financial Condition.

	November 30, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$2,059.8	$1,394.2	$3.9	$3,457.8
Corporate debt securities .....................	416.4	4,522.5	—	4,938.9
Mortgage-backed and asset-backed securities .....................	—	2,384.8	—	2,384.8
U.S. government and federal agency securities .....................	30.9	6,837.1	—	6,868.0
Municipal securities ........	—	212.1	—	212.1
Sovereign obligations .....	33.7	1,981.0	181.7	2,196.4
Loans and other receivables ..................	—	757.4	—	757.4
Total ..................................	$2,540.9	$18,088.9	$185.6	$20,815.4

	November 30, 2023
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,221.4	$627.0	$4.4	$1,852.8
Corporate debt securities .....................	576.4	4,297.9	—	4,874.3
Mortgage-backed and asset-backed securities .....................	—	1,950.9	—	1,950.9
U.S. government and federal agency securities .....................	39.2	9,474.2	3.4	9,516.8
Municipal securities ........	—	141.1	—	141.1
Sovereign obligations .....	3.5	2,511.6	1.0	2,516.1
Loans and other receivables ..................	—	838.5	—	838.5
Total ..................................	$1,840.5	$19,841.2	$8.8	$21,690.5

	November 30, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,617.8	$154.3	$250.4	$518.4	$2,540.9
Repurchase agreements .	2,258.1	7,055.1	4,182.8	4,592.9	18,088.9
Obligation to return securities received as collateral, at fair value .............................	185.6	—	—	—	185.6
Total ...................................	$4,061.5	$7,209.4	$4,433.2	$5,111.2	$20,815.4

	November 30, 2023
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,068.6	$—	$244.2	$527.7	$1,840.5
Repurchase agreements .	10,548.3	2,442.4	1,939.9	4,910.6	19,841.2
Obligation to return securities received as collateral, at fair value .............................	8.8	—	—	—	8.8
Total ...................................	$11,625.7	$2,442.4	$2,184.1	$5,438.3	$21,690.5

77	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2024 and 2023, the approximate fair value of securities received as collateral by us that may be sold or repledged was $37.63 billion and $33.99 billion, respectively. At November 30,
2024 and 2023, a substantial portion of the securities received by us had been sold or repledged.
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
such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S.GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position.

	November 30, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$7,213.4	$—	$7,213.4	$(325.4)	$(1,537.3)	$5,350.7
Reverse repurchase agreements .........................................	11,930.7	(5,751.0)	6,179.7	(1,475.9)	(4,574.0)	129.8
Securities received as collateral, at fair value ...................	185.6	—	185.6	—	(185.6)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.9	$—	$2,540.9	$(325.4)	$(2,091.4)	$124.1
Repurchase agreements .......................................................	18,088.9	(5,751.0)	12,337.9	(1,475.9)	(10,274.6)	587.4
Obligation to return securities received as collateral, at fair value .............................................................................	185.6	—	185.6	—	(185.6)	—

	November 30, 2023
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$7,192.1	$—	$7,192.1	$(327.7)	$(1,642.9)	$5,221.4
Reverse repurchase agreements .........................................	14,871.1	(8,920.6)	5,950.5	(1,304.0)	(4,582.6)	63.9
Securities received as collateral, at fair value ...................	8.8	—	8.8	—	(8.8)	—
Liabilities:
Securities lending arrangements ........................................	$1,840.5	$—	$1,840.5	$(327.7)	$(1,396.1)	$116.7
Repurchase agreements .......................................................	19,841.2	(8,920.6)	10,920.6	(1,304.0)	(9,035.4)	581.2
Obligation to return securities received as collateral, at fair value .............................................................................	8.8	—	8.8	—	(8.8)	—
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
(3)Includes $5.31 billion of securities borrowing arrangements, for which we have received securities collateral of $5.19 billion, and $645.0 million of repurchase agreements, for which we have pledged securities collateral of $656.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.17 billion of securities borrowing arrangements, for which we have received securities collateral of $5.04 billion, and $505.0 million of repurchase agreements, for which we have pledged securities collateral of $520.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

November 2024 Form 10-K	78
Notes to Consolidated Financial Statements
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
securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

	November 30,
$ in thousands	2024	2023
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ...................	$1,132,612	$1,414,593
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
Securitizations that were accounted for as sales in which we had continuing involvement:

	Year Ended November 30,
$ in millions	2024	2023	2022
Transferred assets ..........................	$5,230.7	$8,664.5	$6,351.2
Proceeds on new securitizations ..	5,230.7	8,639.6	6,402.6
Cash flows received on retained interests ............................................	33.4	22.8	31.7
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
November 30, 2024 and 2023.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

	November 30,
$ in millions	2024		2023
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$3,956.8	$105.7	$5,595.1	$417.3
U.S. government agency CMBS ...	1,817.1	91.8	3,014.3	197.3
CLOs .................................................	9,001.9	37.2	6,323.8	23.3
Consumer and other loans ...........	1,424.4	52.1	1,877.8	68.1
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
Although not obligated, in connection with secondary market-
making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy
these securities from and sell these securities to investors.
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
•Acting as servicer for a fee to automobile loan financing
vehicles;
•Warehouse funding arrangements for client-sponsored
consumer and mortgage loan vehicles and CLOs through

79	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
and our market-making activities related to the variable interests.
Consolidated VIEs:

	November 30, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.6
Financial instruments owned ........................................	—	40.0
Securities purchased under agreements to resell (2)	2,829.7	—
Receivables from brokers (3) .........................................	—	23.5
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	90.3
Total assets ......................................................................	$2,829.7	$158.4
Financial instruments sold, not yet purchased ...........	$—	$7.6
Other secured financings (5) .........................................	2,823.0	26.1
Other liabilities (6) ...........................................................	6.7	23.1
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,829.7	$126.9

	November 30, 2023 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.1
Financial instruments owned .........................................	—	7.8
Securities purchased under agreements to resell (2)	1,677.7	—
Receivables from brokers (3) .........................................	—	18.0
Assets held for sale (7) ...................................................	815.6	578.8
Other assets (4) ...............................................................	—	147.9
Total assets ......................................................................	$2,493.3	$753.6
Financial instruments sold, not yet purchased ...........	$—	$6.4
Other secured financings (5) .........................................	1,667.3	—
Liabilities held for sale (7) ..............................................	769.2	303.4
Other liabilities (6) ...........................................................	10.5	249.7
Long-term debt ................................................................	—	49.6
Total liabilities .................................................................	$2,447.0	$609.1
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions from related consolidated entities, which are all eliminated in consolidation.
(3)$1.5 million and $1.4 million of receivables from brokers at November 30,
2024 and 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$3.4 million and $56.1 million of the other assets at November 30, 2024 and
2023, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$719.0 million and $681.0 million of the other secured financings at
November 30, 2024 and 2023, respectively, are with related consolidated entities and are eliminated in consolidation.
(6)$22.0 million and $247.9 million of the other liabilities amounts at
November 30, 2024 and 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(7)At November 30, 2023, Assets held for sale and Liabilities held for sale in our
Consolidated Statements of Financial Condition relate to the net operating assets of the wholesale operations of OpNet and Foursight’s automobile financing vehicles. Both entities were considered to be VIEs. $31.9 million of
Assets held for sale and $5.3 million Liabilities held for sale were with related consolidated entities and were eliminated in consolidation. Refer to Note 5,
Assets Held for Sale and Discontinued Operations for further information.

November 2024 Form 10-K	80
Notes to Consolidated Financial Statements
Secured Funding Vehicles. We are the primary beneficiary of
asset-backed financing vehicles to which we sell agency and non-
agency residential and commercial mortgage loans, and asset-
backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master
repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. In addition, we also from time to time securitize other financial instruments and own variable interests in the securitization vehicles to the extent that we consolidate such vehicles.
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
We are the primary beneficiary of a real estate syndication entity that develops multi-family residential property and manages the property. The assets of the VIE consist primarily of real estate and its liabilities primarily consist of accrued expenses and long-
term debt secured by the real estate property. Our variable
interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and
asset management fees for managing the project.
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-
backed transactions. Our variable interest in the VIEs primarily consists of our ownership of certificates issued by the VIEs.
During the fourth quarter of 2023, we became the primary
beneficiary of OpNet’s wholesale wireless broadband business, which was classified as held for sale during the fourth quarter of
2023 and subsequently sold during the third quarter of 2024.
Refer to Note 4, Business Acquisitions and Note 5, Assets Held
for Sale and Discontinued Operations for further information.
Nonconsolidated VIEs

	November 30, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$951.8	$26.5	$6,511.1	$14,872.4
Asset-backed vehicles ........	827.4	—	946.3	4,266.7
Related party private equity vehicles ............................	3.7	—	14.0	34.4
Other investment vehicles ..	1,107.8	—	1,365.8	19,064.1
Total .......................................	$2,890.7	$26.5	$8,837.2	$38,237.6

	November 30, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$913.3	$14.1	$4,414.0	$9,455.5
Asset-backed vehicles ........	661.7	—	661.7	3,734.8
Related party private equity vehicles ............................	3.1	—	14.2	10.3
Other investment vehicles ..	1,071.2	—	1,233.7	15,059.2
Total .......................................	$2,649.3	$14.1	$6,323.6	$28,259.8
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
CLO warehousing activities.
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.

81	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP
Manager. Our variable interests in the JCP Funds, JCP General
Partners and JCP Manager (collectively, the “JCP Entities”)
consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a
portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP
Manager. At November 30, 2024 and 2023, our total equity
commitment in the JCP Entities was $133.0 million, of which
$123.2 million and $122.6 million had been funded, respectively.
The carrying value of our equity investments in the JCP Entities was $3.2 million and $3.1 million at November 30, 2024 and
2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments. We have also committed to invest $1.0
million, of which $0.5 million was funded, in a private equity fund managed by us for the benefit of our employees. The carrying value of our equity was $0.5 million.
Other Investment Vehicles. At November 30, 2024 and 2023, we
had equity commitments to invest $1.43 billion and $1.26 billion, respectively, in various other investment vehicles, of which $1.17 billion and $1.10 billion was funded, respectively. The carrying value of our equity investments was $1.11 billion and $1.07
billion at November 30, 2024 and 2023, respectively. Our
exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have
assets primarily consisting of private and public equity
investments, debt instruments, trade and insurance claims and various oil and gas assets.
Mortgage-Backed and Other Asset-Backed Secured Funding
Vehicles. In connection with our secondary trading and market-
making activities, we buy and sell agency and non-agency
mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are
generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans,
U.S. agency collateralized mortgage obligations, commercial
mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, automobile loans and student loans.
These securities are accounted for at fair value and included in
Financial instruments owned. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
We also engage in underwriting, placement and structuring
activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Federal Home Loan Mortgage
Corporation (“Freddie Mac”) or Ginnie Mae) or non-agency-
sponsored SPEs and may purchase loans or mortgage-backed
securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and
automobile loans. We do not consolidate agency-sponsored
securitizations as we do not have the power to direct the
activities of the SPEs that most significantly impact their
economic performance. Further, we are not the servicer of non-
agency-sponsored securitizations and therefore do not have
power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of
securitization in the form of securities issued by the SPEs.
At November 30, 2024 and November 30, 2023, we held $1.84
billion and $1.89 billion of agency mortgage-backed securities, respectively, and $201.1 million and $261.2 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our
maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding
vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

	November 30,
$ in millions	2024	2023
Total Investments in and loans to related parties ...	$1,385.7	$1,239.3

	Year Ended November 30,
$ in millions	2024	2023	2022
Total equity method pickup earnings (losses) recognized in Other revenues .............................	$86.5	$(192.2)	$(36.3)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of November 30, 2024, 2023 and 2022, respectively.

November 2024 Form 10-K	82
Notes to Consolidated Financial Statements
Jefferies Finance
Jefferies Finance, our 50/50 joint venture with Massachusetts
Mutual Life Insurance Company (“MassMutual”) structures,
underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments in both broadly syndicated and direct lending loans.
In connection with its Leveraged Finance business, loans are originated primarily through our investment banking efforts and
Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Asset
Management business is a multi-strategy private credit platform that manages proprietary and third-party capital across
commingled funds, funds-of-one, separately managed accounts, business development companies, CLOs and levered balance
sheet funds. Broadly syndicated loan investments are sourced through transactions arranged by Jefferies Finance and third-
party arrangers and managed through its subsidiary, Apex Credit
Partners LLC. Direct lending investments are primarily sourced through us. Jefferies Finance and its subsidiaries that are
involved in investment management are registered investment
advisers with the SEC.
At November 30, 2024, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At November 30, 2024, our remaining commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2025 with automatic one year extensions absent a 60 days termination notice by either party.
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
The facility is scheduled to mature on March 1, 2025 with
automatic one year extensions absent a 60 days termination
notice by either party. At November 30, 2024, we had funded $0.0 million of our $250.0 million commitment.
Activity related to the facility:

	Year Ended November 30,
$ in millions	2024	2023	2022
Interest income ................................	$—	$—	$0.4
Unfunded commitment fees ..........	1.2	1.2	1.2
Selected financial information for Jefferies Finance:

	November 30,
$ in millions	2024	2023
Total assets ..................................................................	$5,762.6	$5,598.2
Total liabilities ..............................................................	4,415.6	4,352.0

	November 30,
$ in millions	2024	2023
Our total equity balance ..............................................	$666.3	$630.1

	Year Ended November 30,
$ in millions	2024	2023	2022
Net earnings (losses) .......................	$73.0	$(12.5)	$(129.4)
Activity related to our other transactions with Jefferies Finance:

	Year Ended November 30,
$ in millions	2024	2023	2022
Origination and syndication fee revenues (1) .....................................	$252.3	$133.7	$194.7
Origination fee expenses (1) ..........	60.7	28.6	39.7
CLO placement and structuring fee revenues (2) ...............................	1.1	2.1	4.6
Investment fund placement fee revenues (3) ......................................	3.6	3.7	—
Underwriting fees (4) ......................	2.7	—	—
Service fees (5) ................................	100.7	100.1	94.7
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
(3)We act as a placement agent for investment funds managed by Jefferies
Finance, for which we recognized fees, and are included in Commissions and other fees.
(4)We acted as underwriter in connection with term loans issued by Jefferies
Finance. The fees are included in Investment banking revenues. In addition, at
November 30, 2024, we held $16.0 million of a syndicated Jefferies Finance term loan pending settlement of committed sales.
(5)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
In connection with non-U.S. dollar loans originated by Jefferies
Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies
Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets, were $1.9 million and $3.5 million at November 30, 2024 and
2023, respectively. At November 30, 2024 and 2023, payables to
Jefferies Finance related to cash deposited with us and included in Payables to customers, were $13.7 million and $2.6 million, respectively.
Berkadia
Berkadia is a commercial real estate finance and investment
sales joint venture that was formed by us and Berkshire
Hathaway Inc. We are entitled to receive 45.0% of the profits of
Berkadia. Berkadia originates commercial and multifamily real estate loans that are sold to U.S. government agencies or other investors with Berkadia retaining the servicing rights. Berkadia also provides advisory services in connection with sales of
multifamily assets. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs and
financial services companies.
Commercial paper issued by Berkadia is supported by a
$1.50 billion surety policy issued by a Berkshire Hathaway
insurance subsidiary and corporate guaranty, and we have
agreed to reimburse Berkshire Hathaway for one-half of any
losses incurred thereunder. At November 30, 2024, the aggregate amount of commercial paper outstanding was $1.47 billion.

83	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Selected financial information for Berkadia:

	November 30,
$ in millions	2024	2023
Total assets ..................................................................	$4,963.2	$5,318.2
Total liabilities ..............................................................	3,515.6	3,816.1
Total noncontrolling interest ......................................	502.1	612.8

	November 30,
$ in millions	2024	2023
Our total equity balance ..............................................	$427.7	$400.9

	Year Ended November 30,
$ in millions	2024	2023	2022
Gross revenues .................................	$1,210.0	$1,120.2	$1,361.2
Net earnings ......................................	186.0	120.4	276.5
Our share of net earnings ................	85.3	52.5	124.4

	Year Ended November 30,
$ in millions	2024	2023	2022
Distributions we received ................	$58.5	$58.1	$69.8
At November 30, 2024 and 2023, we had commitments to
purchase $21.8 million and $77.5 million, respectively, of agency
CMBS from Berkadia.
Activity related to our other transactions with Berkadia:

	Year Ended November 30,
$ in millions	2024	2023	2022
Transaction referral fee revenue (1) ..	$0.4	$—	$—
Loan origination fees paid (2) .............	0.8	—	—
(1)We refer Berkadia to our clients to act as a transaction servicer and receive fees, which are included in Commissions and other fees.
(2)We pay fees to Berkadia for loan originations and realty sales. Loan origination fees are capitalized as debt issuance costs and amortized over the life of the loan. Realty sales commissions are included in Cost of sales.
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
Selected financial information for our significant real estate investments:

	November 30,
$ in millions	2024	2023
Total assets ..................................................................	$326.0	$329.5
Total liabilities ..............................................................	484.7	500.0

	November 30,
$ in millions	2024	2023
Our total equity balance ..............................................	$97.8	$90.0

	Year Ended November 30,
$ in millions	2024	2023	2022
Net earnings ......................................	$5.1	$2.2	$17.7

	Year Ended November 30,
$ in millions	2024	2023	2022
Distributions we received from Brooklyn Renaissance Hotel ...........	$0.4	$—	$—
Distributions we received from 54 Madison .............................................	—	19.4	18.4
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $2.9 million and $2.2 million at November 30, 2024 and 2023, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund
managers (refer to Note 2, Summary of Significant Accounting
Policies). The following summarizes the results from these
investments which are included in Principal transactions
revenues:

	Year Ended November 30,
$ in millions	2024	2023	2022
Net gains (losses) from our investments in JCP Fund V .............	$0.7	$(9.0)	$0.1
At both November 30, 2024 and 2023, we were committed to
invest equity of up to $85.0 million in JCP Fund V. At both
November 30, 2024 and 2023, our unfunded commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
Selected financial information for 100.0% of JCP Fund V, in which we owned effectively 35.1% of the combined equity interests:

	September 30,
$ in millions	2024 (1)	2023 (1)
Total assets ..................................................................	$8.2	$6.4
Total liabilities ..............................................................	0.1	0.1
Total partners’ capital ..................................................	8.1	6.3

	Twelve Months Ended September 30,
$ in millions	2024 (1)	2023 (1)	2022 (1)
Net increase (decrease) in net assets resulting from operations ..	$1.8	$61.4	$(4.5)
(1)Financial information for JCP Fund V included in our financial position at
November 30, 2024 and 2023 and included in our results of operations for the years ended November 30, 2024, 2023 and 2022 is based on the periods presented.
Asset Management Investments
In July 2024, we invested $25.0 million in the Class A Common
Equity Units of Hildene Insurance Holdings, LLC, an investment fund with insurance exposures. The investment is accounted for under the equity method with a carrying amount of $27.5 million at November 30, 2024.

November 2024 Form 10-K	84
Notes to Consolidated Financial Statements
Selected financial information for 100.0% of Hildene Insurance
Holdings, LLC, in which we own effectively 9.26% of the
combined equity interests:

$ in millions	September 30, 2024 (1)
Total assets.......................................................................................	$304.2
Total liabilities ...................................................................................	0.2
Total members’ equity .....................................................................	304.0

$ in millions	Three Months Ended September 30, 2024 (1)
Net increase (decrease) in members’ equity resulting from operations .........................................................................................	$34.1
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at November 30, 2024 and included in our results of operations for the year ended November 30, 2024, is based on the period presented.
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
2023.
Activity related to these separately managed accounts:

	Year Ended November 30,
$ in millions	2023	2022
Investment losses (1) ..................................................	$(0.1)	$(3.2)
Management fees (2) ..................................................	0.8	0.7
(1)Included in Principal transactions revenues.
(2)Included in Floor brokerage and clearing fees.
ApiJect
We own shares which represent a 33.6% economic interest in
ApiJect at November 30, 2024, which is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value. Additionally, we have a right to
1.125% of ApiJect’s future revenues.
In December 2023, we purchased a $4.6 million secured
convertible promissory note from ApiJect, which matures on
December 14, 2025. In April 2024, we purchased a $1.3 million promissory note from ApiJect. These promissory notes are
accounted for at fair value in Financial instruments owned and classified within Level 3 of the fair value hierarchy.
We recognized interest income of $0.2 million on the two notes during the year ended 2024. In May 2024, we converted our notes into common shares and also paid $8.8 million for an additional investment in common shares of ApiJect. During the year ended
2024, we recognized a gain of $1.2 million, relating to the
conversion of the convertible promissory notes.
At November 30, 2024 and 2023, the total fair value of our total equity investment in common shares of ApiJect was
$116.1 million and $100.1 million, respectively, which is
classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common
stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on January 31, 2025. The loan was accounted for at amortized cost and reported within Other assets. The loan had a fair value of $23.3 million and
$30.4 million at November 30, 2024 and 2023, respectively, which would be classified as Level 3 in the fair value hierarchy.
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
contributed additional capital of $20.0 million.
Selected financial information for Stratos:

	Year Ended November 30,
$ in millions	2023 (1)	2022
Net earnings (losses) ...................................................	$(36.4)	$39.0
(1) Represents the period prior to the step-acquisition.

85	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously
entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes were recognized within Premises
and equipment at $57.7 million. During the year ended
November 30, 2024, we recognized $20.7 million of operating
lease income.
During 2024, we classified the airplanes related to the sale leaseback transaction as held for sale. The airplanes are included within Assets held for sale on our Consolidated Statements of
Financial Condition and have a carrying amount of $51.9 million at November 30, 2024. We are actively pursuing avenues to
dispose of the airplanes through a sale process. Effective with the designation of the airplanes as held for sale, we suspended recording depreciation on these assets.
In December 2023, we provided a loan to the seller for
$30.0 million, which matures on February 3, 2025. The loan is accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$3.1 million during the year ended 2024. We also hold preferred shares in the seller, which are accounted for at fair value in
Financial instruments owned with a fair value of $37.1 million at both November 30, 2024 and 2023, and are classified within
Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
May 2025, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.4 million during the year ended
November 30, 2024.
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
We recognized equity method pickup losses of $254.1 million
and $59.0 million for the years ended November 30, 2023 and
2022, respectively, in Other revenues.
During the year ended November 30, 2023, we contributed
$167.2 million to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan.
Selected financial information for OpNet:

	Year Ended November 30,
$ in millions	2023	2022
Net losses ......................................................................	$(278.3)	$(88.6)
Golden Queen Mining Company LLC
We had a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California.
We sold our interest in Golden Queen in November 2023. During the year ended 2023, we recognized impairment charges of
$57.2 million on our investment within Other revenues. We sold our interest in Golden Queen in November 2023 and recognized a gain of $1.7 million.
Selected financial information for Golden Queen:

	Year Ended November 30,
$ in millions	2023	2022
Net losses ......................................................................	$(0.3)	$(15.2)
Note 12. Credit Losses on Financial Assets Measured at
Amortized Cost
Automobile Loans. On November 20, 2023, we entered into an
agreement to sell our automobile loans business, Foursight. As a result, we reclassified all automobile loans to assets held for sale in our Consolidated Statements of Financial Condition at
November 30, 2023. Refer to Note 5, Assets Held for Sale and
Discontinued Operations for additional details.
Allowance for credit losses related to our automobile loans:

Year Ended November 30,
$ in thousands	2023	2022
Beginning balance .......................................................	$79,614	$67,236
Provision for doubtful accounts ................................	40,723	35,173
Charge-offs, net of recoveries ....................................	(41,849)	(22,795)
Reclassified as held for sale (1) .................................	(78,488)	—
Ending balance .............................................................	$—	$79,614
(1) Refer to Note 5, Assets Held for Sale and Discontinued Operations.
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
of default either because of their short-term nature or due to the credit protection framework inherent in the design and
operations of brokers, dealers and clearing organizations. As

November 2024 Form 10-K	86
Notes to Consolidated Financial Statements
such, generally, no allowance for credit losses is held against these receivables.
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the
financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and
reasonable and supportable forecasts. During the year ended
November 30, 2024, we recognized bad debt expense of
$26.2 million related to receivables associated with our asset management arrangements with Weiss Multi-Strategy Advisers.
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
data.
Allowance for credit losses for investment banking receivables:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Beginning balance ...........................	$6,306	$5,914	$4,824
Bad debt expense ............................	6,314	6,568	4,141
Charge-offs .......................................	(2,720)	(3,246)	(910)
Recoveries collected .......................	(4,623)	(2,930)	(2,141)
Ending balance (1) ...........................	$5,277	$6,306	$5,914
(1)Substantially all of the allowance for doubtful accounts relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
Note 13. Goodwill and Intangible Assets
Goodwill

	Year Ended November 30, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments ..............................................	841	(3,107)	(2,266)
Measurement period adjustments (1) ........	—	(26,230)	(26,230)
Goodwill relating to acquisitions by Tessellis ..........................................................	—	8,578	8,578
Balance, at end of period .............................	$1,533,013	$294,925	$1,827,938
(1)Includes the impact of Tessellis and Go Internet. Refer to Note 4, Business
Acquisitions for further information.

	Year Ended November 30, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,552,944	$183,170	$1,736,114
Currency translation and other adjustments ..............................................	3,228	—	3,228
Goodwill acquired during the period (1) .....	—	132,514	132,514
Goodwill reclassified as held for sale (2) ...	(24,000)	—	(24,000)
Balance, at end of period .............................	$1,532,172	$315,684	$1,847,856
(1)Refer to Note 4, Business Acquisitions for further discussion.
(2)Refer to Note 5, Assets Held for Sale and Discontinued Operations for further discussion.
Carrying values of goodwill by reporting unit:

	November 30,
$ in millions	2024	2023
Investment banking ...................................................................	$700.7	$700.2
Equities and wealth management ...........................................	255.4	255.3
Fixed income ..............................................................................	576.9	576.6
Asset management ...................................................................	143.0	143.0
Other investments .....................................................................	151.9	172.8
Total.............................................................................................	$1,827.9	$1,847.9
Goodwill Impairment Testing
The goodwill impairment test is performed at the level of the reporting unit. A reporting unit is an operating segment or one level below an operating segment. The fair value of each
reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value.
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
of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1.

87	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Intangible Assets
Intangible assets are included in Other assets.

	November 30, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,049	$26,450	$—	$(104,539)	$57,960	5.6
Trademarks and trade names ..............................	146,032	8,533	—	(45,412)	109,153	21.4
Exchange and clearing organization membership interests and registrations ............	8,715	—	(10)	—	8,705	N/A
Other ................................	50,930	26,316	—	(26,693)	50,553	3.9
Total ................................	$341,726	$61,299	$(10)	$(176,644)	$226,371
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further information.

	November 30, 2023					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$126,449	$9,801	$—	$(93,966)	$42,284	6.3
Trademarks and trade names ..............................	127,899	18,513	—	(39,340)	107,072	23.5
Exchange and clearing organization membership interests and registrations ............	7,405	1,390	(78)	—	8,717	N/A
Other ................................	14,958	37,026	—	(13,137)	38,847	5.0
Total ................................	$276,711	$66,730	$(78)	$(146,443)	$196,920
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
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $30.3 million, $9.3 million and $10.9 million for the years ended November 30, 2024, 2023 and 2022, respectively. These expenses are included in Depreciation and amortization.
Estimated future amortization expense (in thousands):

Year ending November 30, 2025 ............................................................	$32,143
Year ending November 30, 2026 ............................................................	31,485
Year ending November 30, 2027 ............................................................	28,138
Year ending November 30, 2028 ............................................................	26,541
Year ending November 30, 2029 ............................................................	15,322
Note 14. Revenues from Contracts with Customers

	Year Ended November 30,
$ in thousands	2024	2023	2022
Revenues from contracts with customers:
Investment banking .........................	$3,302,664	$2,169,366	$2,807,822
Commissions and other fees ........	1,085,349	905,665	925,494
Asset management fees ................	50,700	33,867	23,525
Manufacturing revenues ................	—	—	412,605
Oil and gas revenues .......................	1,119	26,284	302,135
Real estate revenues .......................	119,050	44,825	223,323
Internet connection and broadband revenues ..................	240,874	—	—
Other contracts with customers ....	58,269	53,201	47,954
Total revenue from contracts with customers ................................	4,858,025	3,233,208	4,742,858
Other sources of revenue:
Principal transactions .....................	1,816,963	1,413,283	833,757
Revenues from strategic affiliates	41,802	48,707	56,739
Interest ..............................................	3,543,497	2,868,674	1,183,638
Other ..................................................	254,782	(122,473)	332,271
Total revenues .................................	$10,515,069	$7,441,399	$7,149,263
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
consideration that is susceptible to factors outside of our
influence, such as market volatility or the judgment and actions of third-parties.

November 2024 Form 10-K	88
Notes to Consolidated Financial Statements
The following provides detailed information on the recognition of our revenues from contracts with customers:
•Investment Banking. We provide our clients with a full range of financial advisory and underwriting services. Revenues from
financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring
transactions. Advisory fees from mergers and acquisitions
engagements are recognized at a point in time when the
related transaction is completed, as the performance
obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Accrued expenses and other liabilities. Advisory fees from restructuring engagements are recognized over time
using a time elapsed measure of progress as our clients
simultaneously receive and consume the benefits of those
services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty
associated with the variable consideration is subsequently
resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement.
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
Underwriting services include underwriting and placement
agent services in both the equity and debt capital markets,
including private equity placements, initial public offerings, follow-on offerings and equity-linked securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds,
leveraged loans, municipal bonds and mortgage-backed and
asset-backed securities. Underwriting and placement agent
revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting
offering at that point. Costs associated with underwriting
transactions are deferred until the related revenue is
recognized or the engagement is otherwise concluded and are
recorded on a gross basis within Underwriting costs as we are acting as a principal in the arrangement. Any expenses
reimbursed by our clients are recognized as Investment
banking revenues.
•Commissions and Other Fees. We earn commission and other
fee revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products and facilitating foreign currency spot transactions. Trade
execution and clearing services, when provided together,
represent a single performance obligation as the services are not separately identifiable in the context of the contract.
Commission revenues associated with combined trade
execution and clearing services, as well as trade execution
services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid
on settlement date, and we record a receivable between trade-
date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are
commonly referred to as soft dollar arrangements. We act as
an agent in the soft dollar arrangements as the customer
controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly,
amounts allocated to soft dollar arrangements are netted
against commission revenues in our Consolidated Statements
of Earnings. We also earn investment research fees for the
sales of our proprietary investment research when a contract with a client has been identified. The delivery of investment research services represents a distinct performance obligation that is satisfied over time when the performance obligation is to provide ongoing access to a research platform or research analysts, with fees recognized on a straight-line basis over the period in which the performance obligation is satisfied. The performance obligation is satisfied at a point in time when the performance obligation is to provide individual interactions with research analysts or research events, with fees
recognized on the interaction date.
We earn account advisory and distribution fees in connection with wealth management services. Account advisory fees are
recognized over time using the time-elapsed method as we
determined that the customer simultaneously receives and
consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the
specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Accrued expenses and other liabilities. Distribution fees are variable and
recognized when the uncertainties with respect to the amounts are resolved.
•Asset Management Fees. We earn management and
performance fees in connection with investment advisory
services provided to various funds and accounts, which are
satisfied over time and measured using a time elapsed
measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract.
Management and performance fees are considered variable as
they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on
a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of
cumulative revenue recognized will not occur when the
uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon
notional amount and are included in the transaction price at the end of each month when the assets under management or
notional amount is known. Performance fees are received
when the return on assets under management for a specified
performance period exceed certain benchmark returns, “high-
water marks” or other performance targets. The performance
period related to our performance fees is annual or semi-
annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the
extent that the benchmark return has been met.

89	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
•Manufacturing Revenues. We earn revenues from the sale of
manufactured or remanufactured lumber. Agreements with
customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer
takes control of the product.
•Oil and Gas Revenues. The sales of oil and natural gas are
made under contracts negotiated with customers, which
typically include variable consideration based on monthly
pricing tied to local indices and volumes. Revenue is recorded at the point in time when control of the produced oil and gas transfers to the customer, which is when the performance
obligation is satisfied. The amount of production delivered to the customer and the price that will be received for the sale of the product is estimated utilizing production reports, market indices and estimated differential. The variable consideration can be reasonably estimated at the end of the month when the performance obligation is satisfied.
•Real Estate Revenues. Revenues from the sales of real estate are recognized at a point in time when the related transaction is complete. The majority of our real estate sales of land, lots and homes transfer the goods and services to the customer at the close of escrow when the title transfers to the buyer and the buyer has the benefit and control of the goods and service.
If the performance obligation under the contract with a
customer related to a parcel of real estate is not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligation is deferred until the
performance obligation is completed.
•Internet Connection and Broadband Revenues. Revenues
associated with internet connection and mobile voice services provided to customers are recognized based on the volume of
service provided as of a given date and the related service
charge. Revenues from the activation of broadband services
are recognized on a straight-line basis over a period of 24
months. Amounts received in advance are deferred and
recognized into revenue over the 24 month service period.
Disaggregation of Revenue

	Year Ended November 30, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,811,633	$—	$1,811,633
Investment banking - Underwriting .........	1,491,030	—	1,491,030
Equities (1) .................................................	1,074,666	—	1,074,666
Fixed income (1) ........................................	8,859	—	8,859
Asset management ...................................	—	50,700	50,700
Other investments .....................................	—	421,137	421,137
Total ............................................................	$4,386,188	$471,837	$4,858,025
Primary geographic region:
Americas .....................................................	$3,196,908	$223,057	$3,419,965
Europe and the Middle East .....................	812,052	245,299	1,057,351
Asia-Pacific ................................................	377,228	3,481	380,709
Total ............................................................	$4,386,188	$471,837	$4,858,025
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

	Year Ended November 30, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,198,915	$—	$1,198,915
Investment banking - Underwriting .........	970,451	—	970,451
Equities (1) .................................................	894,602	—	894,602
Fixed income (1) ........................................	10,577	—	10,577
Asset management ...................................	—	33,867	33,867
Other investments .....................................	—	124,796	124,796
Total ............................................................	$3,074,545	$158,663	$3,233,208
Primary geographic region:
Americas .....................................................	$2,349,161	$153,286	$2,502,447
Europe and the Middle East .....................	485,432	2,646	488,078
Asia-Pacific ................................................	239,952	2,731	242,683
Total ............................................................	$3,074,545	$158,663	$3,233,208
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

	Year Ended November 30, 2022
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,778,003	$—	$1,778,003
Investment banking - Underwriting .........	1,029,819	—	1,029,819
Equities (1) .................................................	910,254	—	910,254
Fixed income (1) ........................................	15,240	—	15,240
Asset management ...................................	—	23,525	23,525
Other investments .....................................	—	986,017	986,017
Total ............................................................	$3,733,316	$1,009,542	$4,742,858
Primary geographic region:
Americas .....................................................	$2,910,318	$1,005,200	$3,915,518
Europe and the Middle East .....................	575,012	2,595	577,607
Asia-Pacific ................................................	247,986	1,747	249,733
Total ............................................................	$3,733,316	$1,009,542	$4,742,858
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 23, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at November 30, 2024. Investment banking
advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2024.

November 2024 Form 10-K	90
Notes to Consolidated Financial Statements
During the years ended November 30, 2024, 2023 and 2022, we
recognized $41.0 million, $38.1 million and $78.9 million,
respectively, of revenue related to performance obligations
satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was
constrained in prior periods. In addition, we recognized $32.1 million, $31.5 million and $28.1 million of revenues primarily associated with distribution services during the years ended
November 30, 2024, 2023 and 2022, respectively, a portion of which relates to prior periods.
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
Deferred revenue at November 30, 2024 and 2023 was $79.1
million and $48.3 million, respectively, which is recorded in
Accrued expenses and other liabilities. During the years ended
November 30, 2024, 2023 and 2022, we recognized revenues of
$34.6 million, $22.7 million and $48.7 million, respectively, that were recorded as deferred revenue at the beginning of the year.
We had receivables related to revenues from contracts with
customers of $275.9 million and $248.2 million at November 30,
2024 and 2023, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2024 and 2023, capitalized costs to fulfill a contract were $5.8 million and $5.3 million, respectively, which are recorded in Receivables – Fees, interest and other. For the years ended November 30, 2024, 2023 and 2022, we recognized
expenses of $3.6 million, $1.8 million and $1.6 million,
respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no
significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2024,
2023 and 2022.
Note 15. Compensation Plans
Equity Compensation Plan
Our amended and restated Equity Compensation Plan (the “ECP”)
was approved by shareholders on March 28, 2024. The ECP
replaced our 2003 Incentive Compensation Plan, as Amended
and Restated (the “Incentive Plan”) and the 1999 Directors’ Stock
Compensation Plan, as Amended and Restated July 25, 2013.
The ECP is an omnibus plan authorizing a variety of equity award types, as well as cash incentive awards, to be used for
employees, non-employee directors and other service providers.
At November 30, 2024, 14.6 million shares remain available for new grants under the ECP.
Restricted stock awards are grants of our common shares that generally require service as a condition of vesting. RSUs give a participant the right to receive shares if service or performance conditions are met and may specify an additional deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with stock ownership, but dividend equivalents are accrued to the extent there are dividends
declared on the underlying common shares.
Restricted stock and RSUs may be granted to new employees as
“sign-on” awards and to existing employees as either “retention”
awards or pursuant to regulatory requirements outside the U.S.
governing remuneration for certain employees. Restricted stock and RSUs are also granted to certain senior executive officers as incentive awards. Employee awards are generally subject to
annual ratable vesting over a multi-year service period and may also contain performance conditions. Restricted stock and RSUs granted to certain senior executives may contain market,
performance and/or service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation
expense for awards with market conditions is recognized over the service period and is not reversed if the market conditions are not met. Awards with performance conditions are amortized over the service period if, and to the extent, it is determined to be probable that the performance condition will be achieved. If awards are forfeited due to failure to achieve performance
conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
Senior Executive Compensation
The Compensation Committee of our Board of Directors
approved executive compensation for our senior executives for compensation year 2020. For each senior executive, the
Compensation Committee targeted long-term compensation of
$22.5 million under the 2020 Plan with a target of $16.0 million in long-term equity in the form of RSUs with performance goals
measured over the three-year period ending November 30, 2022 and a target of $6.5 million in cash. To receive targeted long-term equity, our senior executives had to achieve Jefferies’ total shareholder return (“TSR”) of 9% on a multi-year compounded
basis; and to receive targeted cash, our senior executives had to achieve 9% in annual Jefferies’ Return on Tangible Deployable
Equity (“ROTDE”). If TSR and ROTDE were less than 6%, our
senior executives would receive no incentive compensation. If
TSR was achieved at a level greater than 9%, our senior
executives were eligible to receive up to 75% additional equity incentive compensation if Jefferies’ TSR exceeded the 50th
percentile relative to our peer companies’ total shareholder returns. If ROTDE was greater than 9%, our senior executives were eligible to receive up to 75% additional cash incentive compensation on an interpolated basis, up to 12% in ROTDE.
In December 2021, the Board of Directors also granted our senior executives each a special long-term, five-year retention grant, termed the Leadership Continuity Grant, with a grant date fair value of $25.0 million. Our senior executives will gain the benefits of the retention award after an additional three-year holding period following the five-year service period.

91	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
The senior executives also hold previously awarded stock
options of 2,506,266 stock options, with an exercise price of
$23.75, which include rights to “excess dividend
equivalents,” (each share subject to the option is entitled to two times the amount of any regular quarterly cash dividend paid in the 9.5 years after grant to the extent the per share divided exceeds the quarterly dividend rate in effect at the time of grant with the dividend equivalent amount converted to non-forfeitable share units at the dividend payment date.
In connection with our spin-off of Vitesse Energy, Inc. in January
2023, the options and related dividend equivalent rights were adjusted, resulting in each senior executive holding 2,532,370
Jefferies options exercisable at $22.69 per share and 228,933
Vitesse options exercisable at $8.97 per share, with
corresponding adjustments such that Vitesse regular quarterly cash dividends relating to shares underlying the Vitesse options are taken into consideration in the calculation of the excess dividend equivalents. The stock options became or become
exercisable in three equal annual tranches beginning December
6, 2021, with a final expiration date of December 5, 2030. At
November 30, 2023 and 2022, all options were outstanding. At
November 30, 2023, for each senior executive, 1,688,247
Jefferies options and 152,622 Vitesse options were exercisable.
At both November 30, 2024 and 2023,  5.1 million of our common shares were designated for the senior executive nonqualified stock options.
Additionally, in connection with our spin-off of Vitesse Energy,
Inc. shares, we adjusted certain outstanding equity awards to include like awards for the acquisition of Vitesse common stock
(“Vitesse Awards”). Vesting terms, exercise dates and expiration dates of the resulting Vitesse Awards and Vitesse options are the same as those terms of the related Jefferies awards. For those
Vitesse Awards that remain subject to performance or service-
based vesting requirements, we continue to recognize expense based on the original grant-date fair value and any incremental fair value resulting from modifications of awards. In fiscal 2023,
$4.0 million of incremental compensation expense was
recognized for these modifications connection with the
adjustments relating to the Vitesse spin-off.
In addition, the Compensation Committee has granted RSUs and performance stock units (“PSUs”) to each of our senior
executives as follows:

Period Grant
$ in millions	December 2024	December 2023	December 2022	December 2021
RSUs
Aggregate grant date fair value .....................................	$18.0	$11.7	$13.1	$16.4
Vesting period ..........................	3-year cliff	3-year cliff	3-year cliff	3-year cliff
PSUs
Aggregate target fair value .....	$18.0	$8.8	$13.1	$16.4
Service period ...........................	3 years	3 years	3 years	3 years
Performance goals performance period ...........	Fiscal 2024 to Fiscal 2026	Fiscal 2023 to Fiscal 2025	Fiscal 2022 to Fiscal 2024	Fiscal 2021 to Fiscal 2023
Performance target (1) .....	10% ROTE	10% ROTE	10% ROTE	10% ROTE
Performance range (2) ......	7.5% - 15% ROTE	7.5% - 15% ROTE	7.5% - 15% ROTE	7.5% - 15% ROTE
(1)ROTE is defined as return on tangible equity measured over three years.
(2)Performance below an ROTE of 7.5% results in forfeiture of all PSUs. An ROTE of 15% or greater results in earning 150% of target PSUs and between 7.5% to 15%, the level of earning PSUs is linearly interpolated.
The following reflects activity in restricted stock, inclusive across all plans:

In thousands, except per share amounts	Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at November 30, 2021 .................................	1,584	$23.78
Grants ............................................................................	1,457	29.91
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	(902)	24.03
Balance at November 30, 2022 .................................	2,139	27.85
Grants ............................................................................	444	33.16
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	(481)	24.09
Balance at November 30, 2023 .................................	2,102	29.83
Grants ............................................................................	467	37.09
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	(271)	25.65
Balance at November 30, 2024 .................................	2,298	$31.80
The following reflects activity in total RSUs, inclusive across all plans:

			Weighted-Average Grant Date Fair Value
In thousands, except per share amounts	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Balance at November 30, 2021 ...............	48	17,193	$24.07	$20.64
Grants ..........................................................	2,299	472	33.75	28.79
Distributions of underlying shares ...........	—	(6,453)	—	14.65
Forfeited ......................................................	—	—	—	—
Fulfillment of vesting requirement (1) ....	(39)	1,443	24.67	25.38
Balance at November 30, 2022 ...............	2,308	12,655	33.70	24.55
Grants ..........................................................	553	732	34.47	29.35
Distributions of underlying shares ...........	—	(5,485)	—	23.35
Forfeited ......................................................	—	—	—	—
Fulfillment of vesting requirement (1) ....	(9)	2,685	21.82	26.50
Balance at November 30, 2023 ...............	2,852	10,587	33.89	26.00
Grants ..........................................................	972	448	38.33	40.06
Distributions of underlying shares ...........	—	(1,849)	—	26.74
Forfeited ......................................................	—	—	—	—
Fulfillment of vesting requirement (1) ....	(32)	32	35.21	35.21
Balance at November 30, 2024 ...............	3,792	9,218	$35.02	$26.57
(1)Fulfillment of vesting requirement during the years ended November 30, 2024,
2023 and 2022, includes RSUs of 0, 2,438,000, and 1,433,000, respectively, related to senior executive compensation.

November 2024 Form 10-K	92
Notes to Consolidated Financial Statements
The following reflects activity solely related to the portions of
RSUs related to senior executive compensation that contain
performance conditions:

In thousands, except per share amounts	Target Number of Shares	Weighted- Average Grant Date Fair Value
Balance at November 30, 2021 .................................	2,867	$25.43
Grants ............................................................................	537	35.44
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	(1,433)	25.43
Balance at November 30, 2022 .................................	1,971	28.16
Grants ............................................................................	1,379	30.15
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	(2,438)	26.49
Balance at November 30, 2023 .................................	912	35.64
Grants ............................................................................	459	44.93
Forfeited ........................................................................	—	—
Fulfillment of vesting requirement ............................	—	—
Balance at November 30, 2024 .................................	1,371	$38.75
During the years ended November 30, 2024, 2023 and 2022,
grants are shown with the targeted number of shares. In
December 2023, the Compensation Committee of our Board of
Directors approved a total of 191,757 RSUs relating to above target performance earned under the PSUs granted in fiscal 2022, which remain subject to service-based vesting through December
2024. In December 2024, based on performance results in the
fiscal 2022 to fiscal 2024 performance period and an equitable adjustment to PSUs granted in December 2021, a net of 64,369
Jefferies PSUs and 7,476 Vitesse PSUs were forfeited by senior executives.
Employee Stock Purchase Plan
An Employee Stock Purchase Plan (the “ESPP”) has been
implemented under both the prior Incentive Plan and the ECP. We consider the ESPP to be noncompensatory effective January 1,
2007. The ESPP allows eligible employees to make payroll
contributions that are used to acquire shares of our stock,
generally at a discounted price.
Deferred Compensation Plan
A Deferred Compensation Plan (the “DCP”), which permits eligible employees to defer compensation which may be deemed
invested in our common shares usually at a discount or directed among other investment vehicles available under the DCP. We
often invest directly, as a principal, in investments corresponding to the other investment vehicles, relating to our obligations to perform under the DCP. The compensation deferred by our
eligible employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment vehicles are recognized in Principal transactions revenues and changes in the corresponding
deferred compensation liability are reflected as Compensation and benefits expense.
Profit Sharing Plan
We have a profit sharing plan, covering substantially all
employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.
Other Compensation Plans
In connection with the HomeFed LLC (“HomeFed”) merger in
2019, HomeFed stock options were converted into options to
purchase our common shares. During the year ended November
30, 2023, all remaining HomeFed stock options were exercised at a price of $22.20 per common share.
Restricted Cash Awards
We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to
ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.
Compensation Expense

	Year Ended November 30,
$ in millions	2024	2023	2022
Components of compensation cost:
Restricted cash awards .....................................	$450.6	$324.6	$196.6
Restricted stock and RSUs (1) ..........................	63.1	45.4	43.9
Profit sharing plan ..............................................	12.7	11.6	10.5
Total compensation cost ..................................	$526.4	$381.6	$251.0
(1)Total compensation cost associated with restricted stock and RSUs include the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation costs related to the discount provided to employees in electing to defer compensation under the DCP. These compensation costs were approximately
$0.7 million, $0.5 million and $0.5 million for the years ended November 30,
2024, 2023 and 2022, respectively.
Remaining unamortized amounts related to certain
compensation plans at November 30, 2024:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ...............................	$109.8	3.0
Restricted cash awards ...............................................	956.4	3.0
Total ...............................................................................	$1,066.2
In December 2024, $384.5 million of restricted cash awards,
which contain a future service requirements and are related to the 2024 performance year were approved and awarded. Absent
actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as
follows:

	Year Ended November 30,
$ in millions	2024	2025	2026	Thereafter	Total
Restricted cash awards .	$71.7	$77.5	$75.9	$159.5	$384.6

93	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 16. Benefit Plans
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries,
WilTel Communications Group, LLC (“WilTel”), the responsibility for WilTel’s defined benefit pension plan was retained by us. All benefits under this plan were frozen as of October 30,
2005. Jefferies Group LLC Employees’ Pension Plan (the “U.S.
Pension Plan”) is a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December
31, 2005. We contributed $3.5 million to the WilTel plan during the year ended November 30, 2024. We did not contribute to the
U.S. Pension Plan during the year ended November 30, 2024 and we do not anticipate making a contribution to the plan for the year ending November 30, 2025.
Activity with respect to both plans:

	Year Ended November 30,
$ in thousands	2024	2023
Change in projected benefit obligation:
Projected benefit obligation, beginning of year .......	$163,870	$172,066
Interest cost ..................................................................	7,986	7,981
Actuarial (gains) losses ..............................................	3,455	(5,289)
Settlements ...................................................................	—	—
Benefits paid .................................................................	(12,238)	(10,888)
Projected benefit obligation, end of year ................	$163,073	$163,870

Change in plan assets:
Fair value of plan assets, beginning of year .............	$141,177	$147,272
Actual return on plan assets .......................................	18,980	6,094
Employer contributions ...............................................	3,530	1,000
Benefits paid .................................................................	(12,238)	(10,888)
Settlements ...................................................................	—	—
Administrative expenses paid ....................................	(1,778)	(2,301)
Fair value of plan assets, end of year .......................	$149,671	$141,177

Funded status at end of year .....................................	$(13,402)	$(22,693)
As of November 30, 2024 and 2023, $28.6 million and
$37.0 million, respectively, of the net amount recognized in the
Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss)
(substantially all of which were cumulative losses) and
$13.4 million and $22.7 million, respectively, was reflected as accrued pension cost.
Components of net periodic pension cost and other amounts
recognized in other comprehensive income (loss) excluding
taxes:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Interest cost .....................................	$7,986	$7,981	$5,805
Expected return on plan assets .....	(5,796)	(6,411)	(7,311)
Amortization of net losses .............	291	—	—
Settlement losses ............................	—	370	833
Actuarial losses ...............................	193	413	3,348
Net periodic pension cost ..............	$2,674	$2,353	$2,675

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period ..........................................	$(7,951)	$(2,670)	$(211)
Settlement losses ............................	—	—	(833)
Amortization of net losses .............	(485)	782	(3,348)
Total recognized in other comprehensive income (loss) ......	$(8,436)	$(1,888)	$(4,392)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss) ....	$(5,762)	$465	$(1,717)
Accumulated other comprehensive income (loss) at
November 30, 2024 and 2023 have not yet been recognized as
components of net periodic pension cost in the Consolidated
Statements of Earnings.
Assumptions:

	November 30,
	2024	2023
WilTel Plan
Discount rate used to determine benefit obligation	5.10%	5.30%
Weighted-average assumptions used to determine net pension cost:
Discount rate .........................................................	5.30%	4.90%
Expected long-term return on plan assets ........	6.00%	6.00%

U.S. Pension Plan
Discount rate used to determine benefit obligation	4.90%	5.20%
Weighted-average assumptions used to determine net pension cost:
Discount rate .........................................................	5.20%	4.80%
Expected long-term return on plan assets ........	5.00%	5.00%

November 2024 Form 10-K	94
Notes to Consolidated Financial Statements
Pension benefit payments expected to be paid (in thousands):

Fiscal Year:
2025 ............................................................................................................	$25,185
2026 ............................................................................................................	13,357
2027 ............................................................................................................	13,563
2028 ............................................................................................................	13,100
2029 ............................................................................................................	13,339
Years 2030 - 2034 .....................................................................................	60,892
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
•The Liability-Driven Investing (“LDI”) Portfolio consists of long duration credit bonds and a suite of long duration, Treasury-
based instruments designed to provide capital-efficient interest rate exposure as well as target specific maturities. The
objective of the LDI Portfolio is to seek to achieve performance similar to the WilTel plan’s liability by seeking to match the interest rate sensitivity and credit sensitivity. The LDI Portfolio is managed to mitigate volatility in funded status deriving from changes in the discounted value of benefit obligations from
market movements in the interest rate and credit components
of the underlying discount curve.
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
Plan Assumptions
To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.5% current expected inflation, 0.0% to 1.5% real rate of return for long duration risk free investments and an additional 0.5% to 1.0% return premium for corporate credit risk.
For U.S. and international equity, we assume an equity risk
premium over risk-free assets equal to 4.3%. We then weighted these assumptions based on invested assets and assumed that
investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of 6.0% and 5.0%
expected long-term rate of return assumption for WilTel and U.S.
Pension plan, respectively, for 2024.
Other
We have defined contribution pension plans, including 401(k)
plans, that cover certain employees. Amounts charged to
expense related to such plans were $13.6 million, $12.6 million and $12.7 million for the years ended November 30, 2024, 2023 and 2022, respectively.
Note 17. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Information related to operating leases in our Consolidated Statements of Financial
Condition:

	November 30,
$ in thousands	2024	2023
Premises and equipment - ROU assets (1) ..............	$553,816	$455,468

Weighted average:
Remaining lease term (in years) ................................	9.6	8.3
Discount rate .................................................................	5.1%	3.5%
(1)At November 30, 2023, we classified certain operating lease assets and liabilities as held for sale and discontinued recording amortization on the related right-of-use assets. Refer to Note 5, Assets Held for Sale and
Discontinued Operations for further discussion.
Maturities of our operating lease liabilities, excluding certain operating leases liabilities reclassified as held for sale, and a reconciliation to the Lease liabilities:

$ in thousands	November 30,
Fiscal Year	2024	2023
2024 ...............................................................................	$—	$97,744
2025 ...............................................................................	98,220	95,509
2026 ...............................................................................	107,298	88,535
2027 ...............................................................................	93,675	81,714
2028 ...............................................................................	87,802	74,965
2029 ...............................................................................	40,951	61,653
2030 and thereafter .....................................................	373,422	126,876
Total undiscounted cash flows .................................	801,368	626,996
Less: Difference between undiscounted and discounted cash flows ...........................................	(168,165)	(83,029)
Operating leases amount in our Consolidated Statements of Financial Condition ......................	633,203	543,967
Finance leases amount in our Consolidated Statements of Financial Condition .......................	2,103	683
Total amount in our Consolidated Statements of Financial Condition .................................................	$635,306	$544,650
In addition to the table above, at November 30, 2024, we entered into lease agreements that were signed but had not yet
commenced. These operating leases will commence in 2025 with lease terms of between five to seven years. Lease payments for these lease agreements will be $1.5 million for the period from lease commencement to the end of the lease term.

95	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Lease costs:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Operating lease costs (1) ................	$86,581	$81,194	$80,959
Variable lease costs (2) ...................	15,208	14,506	12,887
Less: Sublease income ....................	(3,940)	(5,545)	(4,507)
Total lease cost, net ........................	$97,849	$90,155	$89,339
(1)Includes short-term leases, which are not material.
(2)Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.
Consolidated Statements of Cash Flows supplemental
information:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Cash outflows - lease liabilities .....	$92,355	$81,831	$81,082
Non-cash - ROU assets recorded for new and modified leases .........	154,903	56,968	87,977
Note 18. Borrowings
Short-Term Borrowings

	November 30,
$ in thousands	2024	2023
Bank loans .....................................................................	$443,160	$989,715
Total short-term borrowings (1) ...............................	$443,160	$989,715
(1)Short-term borrowings, mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At November 30, 2024 and 2023, the weighted average interest rate on bank loans outstanding is 6.25% and 6.06% per annum,
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
reference to the bank’s cost of funding. At November 30, 2024, we were in compliance with all covenants under these credit
facilities.

November 2024 Form 10-K	96
Notes to Consolidated Financial Statements
Long-Term Debt

		November 30,
$ in thousands	Maturity (Fiscal Years)	2024	2023
Parent Co. unsecured borrowings
Fixed rate	2024	$—	$544,222
	2025	519,738	117,180
	2026	818,819	90,315
	2027	587,631	526,660
	2028	1,031,076	1,028,966
	2029	742,427	—
	2030 and Later	4,561,814	2,715,503

Variable rate	2025	—	350,000
	2026	41,230	42,417
	2027	570,432	562,833
	2029	1,311	—
	2030 and Later	850,273	810,761

Structured notes (1)	2024	—	48,002
	2025	157,638	40,868
	2026	114,308	36,178
	2027	97,758	83,306
	2028	77,781	19,768
	2029	316,139	4,206
	2030 and Later	1,587,721	1,476,115
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		12,076,096	8,497,300
Subsidiaries secured borrowings
Fixed rate	2024	—	135,202
	2025	160,384	117,814
	2026	42,643	23,313
	2027	13,077	4,412
	2028	35,135	37,305
	2029	104,912	—

Variable rate	2024	—	883,406
	2026	792,400	—
	2027	274,026	—
Total Subsidiaries secured borrowings .................................................................................................................................................		1,422,577	1,201,452
Subsidiaries unsecured borrowings
Fixed rate	2029	4,310	—
	2030 and Later	1,347	—

Variable rate	2026	26,235	—
Total Subsidiaries unsecured borrowings .............................................................................................................................................		31,892	—
Total long-term debt (3) ..........................................................................................................................................................................		$13,530,565	$9,698,752
Fair value ....................................................................................................................................................................................................		$13,734,421	$9,572,842
Weighted-average interest rate (4) .......................................................................................................................................................		5.30%	5.52%
Interest rate range (4) ..............................................................................................................................................................................		0.00% - 7.66%	0.25% - 8.21%
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
(2)Carrying values of certain unsecured borrowings, totaling $2.04 billion and $1.99 billion for November 30, 2024 and November 30, 2023, respectively, include net losses of $50.4 million and net gains of $21.6 million for the year ended November 30, 2024 and 2023, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At November 30, 2024 and 2023 our borrowings under several credit facilities classified within Long-term debt amounted to $775.3 million and $735.2 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At November 30, 2024, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes and include the effect of the associated derivative instruments used in the hedge accounting relationships.

97	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
During the year ended November 30, 2024, long-term debt
increased by $3.83 billion to $13.53 billion at November 30, 2024 primarily due to proceeds of $3.98 billion from the issuances of unsecured senior notes, $487.0 million from net issuances of structured notes, $254.8 million from increased subsidiaries borrowings, and valuation losses on structured notes of
$175.7 million. These increases were partially offset by a
$350.0 million paydown of a revolving credit facility and
repayments of $720.5 million on our unsecured senior notes.
Note 19. Total Equity
Common Stock
At November 30, 2024 and November 30, 2023, we had
565,000,000 authorized shares of voting common stock with a
par value of $1.00 per share. At November 30, 2024 and 2023, we had outstanding 205,504,272 common shares and 210,626,642
common shares outstanding, respectively.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. Treasury stock repurchases during 2024 represent
repurchases of common stock for net-share withholding under
our equity compensation plan.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the year ended
November 30, 2023, SMBC exchanged 21.0 million shares of
voting common stock for 42,000 shares of Series B Preferred
Stock and we received cash of $31.5 million from SMBC in
connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by
$21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by
$52.4 million. On June 20, 2024, SMBC exchanged an additional
6.6 million shares of voting common stock for 13,125 shares of
Series B Preferred Stock and we received $9.8 million from SMBC in connection with the exchange. Following this exchange, SMBC increased its ownership to 11.8% of our common stock on an as-
converted basis and 10.9% on a fully-diluted, as-converted basis.
As a result, the CEO of Sumitomo Mitsui Financial Group, Inc.
was elected and now serves on our Board of Directors. On
September 19, 2024, SMBC purchased 9.2 million shares of our common stock. At November 30, 2024, SMBC owns
approximately 15.8% of our common stock on an as-converted
basis and 14.5% on a fully-diluted, as-converted basis. Refer to
Note 24, Related Party Transactions for further information
regarding transactions with SMBC.
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
were converted during the first quarter of 2023 at a price of
$1,000 per preferred share, plus accrued interest, into 4,654,362 common shares for $125.0 million, or $26.82 per common share.

November 2024 Form 10-K	98
Notes to Consolidated Financial Statements
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Year Ended November 30,
In thousands, except per share amounts	2024	2023	2022
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations ................................................................................................................................	$712,352	$262,388	$781,710
Less: Net losses attributable to noncontrolling interests .....................................................................................................	(24,367)	(15,300)	(3,739)
Mandatorily redeemable convertible preferred share dividends ..........................................................................................	—	(2,016)	(8,281)
Allocation of earnings to participating securities (1) .............................................................................................................	(74,110)	(14,729)	(3,015)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share ........	$662,609	$260,943	$774,153
Adjustment to allocation of earnings to participating securities related to diluted shares (1) .......................................	—	—	29
Mandatorily redeemable convertible preferred share dividends ..........................................................................................	—	—	8,281
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share .....	$662,609	$260,943	$782,463

Numerator for earnings per common share from discontinued operations:
Net earnings from discontinued operations (including gain on disposal), net of taxes ...................................................	3,667	—	—
Less: Net losses attributable to noncontrolling interests .....................................................................................................	(2,997)	—	—
Net earnings from discontinued operations attributable to common shareholders for basic and diluted earnings per share ..................................................................................................................................................................................	$6,664	$—	$—
Net earnings attributable to common shareholders for basic earnings per share .........................................................	$669,273	$260,943	$774,153
Net earnings attributable to common shareholders for diluted earnings per share .......................................................	$669,273	$260,943	$782,463

Denominator for earnings per common share:
Weighted average common shares outstanding ....................................................................................................................	208,873	222,325	234,258
Weighted average shares of restricted stock outstanding with future service required ..................................................	(2,334)	(1,920)	(1,330)
Weighted average RSUs outstanding with no future service required ................................................................................	10,540	12,204	14,450
Weighted average basic common shares ...............................................................................................................................	217,079	232,609	247,378
Stock options and other share-based awards .......................................................................................................................	3,638	2,085	1,518
Senior executive compensation plan RSU awards .................................................................................................................	2,933	1,926	2,234
Preferred shares and mandatorily redeemable convertible preferred shares (2) .............................................................	—	—	4,441
Weighted average diluted common shares (2) ......................................................................................................................	223,650	236,620	255,571

Earnings per common share:
Basic from continuing operations ............................................................................................................................................	$3.05	$1.12	$3.13
Basic from discontinued operations ........................................................................................................................................	0.03	—	—
Basic .............................................................................................................................................................................................	$3.08	$1.12	$3.13
Diluted from continuing operations ...........................................................................................................................................	$2.96	$1.10	$3.06
Diluted from discontinued operations ......................................................................................................................................	0.03	—	—
Diluted ...........................................................................................................................................................................................	$2.99	$1.10	$3.06
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.
Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 24.1 million, 8.9 million and 1.0 million for the years ended November 30, 2024, 2023 and 2022, respectively. Dividends paid on participating securities were $32.0 million, $2.1 million and $1.1 million during the years ended November 30, 2024, 2023 and 2022, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)The two-class method was more dilutive for each period presented.
(3)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at November 30, 2024 and 2023, were 13.2% and 9.5%, respectively, of the weighted average common shares outstanding for the year ended November 30, 2024 and 2023, respectively.

99	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Dividends

Year Ended November 30, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35
September 25, 2024	November 18, 2024	November 27, 2024	$0.35

Year Ended November 30, 2023
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 9, 2023	February 13, 2023	February 24, 2023	$0.30
March 28, 2023	May 15, 2023	May 26, 2023	$0.30
June 27, 2023	August 14, 2023	August 25, 2023	$0.30
September 27, 2023	November 13, 2023	November 28, 2023	$0.30
On January 8, 2025, the Board of Directors increased our
quarterly dividends from $0.35 to $0.40 per common share to be paid on February 27, 2025 to common shareholders of record at
February 14, 2025.
We paid cash dividends on our Series B Preferred Stock of
$31.9 million and $12.6 million for the year ended November 30,
2024 and 2023, respectively. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of
Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive
Income (Loss) and Consolidated Statements of Changes in
Equity but not in the Consolidated Statements of Earnings. A
summary of accumulated other comprehensive income (loss),
net of taxes is as follows:

	November 30,
$ in thousands	2024	2023	2022
Net unrealized gains (losses) on available-for-sale securities ...........	$(2,406)	$(4,595)	$(5,892)
Net currency translation adjustments and other ....................	(173,841)	(162,541)	(220,071)
Net unrealized losses related to instrument-specific credit risk ......	(206,664)	(181,946)	(104,526)
Net minimum pension liability .......	(40,220)	(46,463)	(48,930)
Total accumulated other comprehensive loss, net of tax .....	$(423,131)	$(395,545)	$(379,419)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1) .......................................	$4,794	$(167)	$(129)
Foreign currency translation adjustments (2) .................................	—	17,506	—
Amortization of defined benefit pension plan actuarial losses (3) ...	(337)	(631)	(2,483)
Total reclassifications for the period, net of tax ..............................	$4,457	$16,708	$(2,612)
(1)The amounts include income tax benefit (expense) of $(1.7) million, $0.1 million, and $0.0 million during the years ended November 30, 2024, 2023 and
2022, respectively, which were reclassified to Principal transactions revenues.
(2)Relates to the acquisition and consolidation of OpNet in the fourth quarter of
2023. Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale
for further information. The amount includes income tax benefit (expense) of
$(5.4) million for the year ended November 30, 2023, which was reclassified to
Other income.
(3)The amounts include income tax benefits of approximately $0.1 million, $0.2 million, and $0.8 million during the years ended November 30, 2024, 2023 and
2022, respectively, which were reclassified to Compensation and benefits expenses. Refer to Note 16, Benefit Plans for further information.
Note 20. Income Taxes
Provision for income tax expense components:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Current: .............................................
U.S. Federal ......................................	$138,259	$14,600	$198,507
U.S. state and local .........................	75,977	14,896	67,236
Foreign ..............................................	83,089	51,923	78,505
Total current ....................................	297,325	81,419	344,248
Deferred:
U.S. Federal ......................................	(9,453)	10,380	(61,303)
U.S. state and local .........................	(2,912)	3,112	(17,010)
Foreign ..............................................	8,234	(3,030)	7,917
Total deferred ..................................	(4,131)	10,462	(70,396)
Total income tax expense from continuing operations ....................	$293,194	$91,881	$273,852
U.S. and non-U.S. components of earnings from continuing
operations before income tax expense:

	Year Ended November 30,
$ in thousands	2024	2023	2022
U.S. ....................................................	$703,981	$177,595	$801,047
Non-U.S. (1) ......................................	301,565	176,674	254,515
Earnings from continuing operations before income tax expense ............................................	$1,005,546	$354,269	$1,055,562
(1)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

November 2024 Form 10-K	100
Notes to Consolidated Financial Statements
Income tax expense differed from the amounts computed by
applying the U.S. Federal statutory income tax rate of 21.0% to earnings from continuing operations before income taxes as a result of the following:

	Year Ended November 30,
	2024		2023		2022
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected federal income taxes ...........	$211,165	21.0%	$74,396	21.0%	$221,668	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit ................	47,642	4.8	17,071	4.8	47,364	4.5
International operations (including foreign rate differential) ......	19,567	1.9	7,306	2.1	18,711	1.8
Foreign tax credits, net .............................	(10,324)	(1.0)	(4,504)	(1.3)	(20,368)	(1.9)
Non-deductible executive compensation ..........	14,481	1.5	11,664	3.3	12,596	1.2
Employee share- based awards ..........	(12,044)	(1.2)	(16,136)	(4.6)	(37,988)	(3.6)
Regulatory Settlement ................	—	—	—	—	20,184	1.9
Change in unrecognized tax benefits related to prior years ...............	(15,696)	(1.6)	(25,561)	(7.2)	(16,915)	(1.7)
Interest on unrecognized tax benefits .....................	26,257	2.6	18,988	5.4	13,902	1.3
Other, net ..................	12,146	1.2	8,657	2.4	14,698	1.4
Total income tax expense from continuing operations ................	$293,194	29.2%	$91,881	25.9%	$273,852	25.9%
Reconciliation of gross unrecognized tax benefits:

	Year Ended November 30,
$ in thousands	2024	2023	2022
Balance at beginning of period .............	$332,323	$349,955	$339,036
Increases based on tax positions related to the current period ..................	29,454	1,555	30,690
Increases based on tax positions related to prior periods ...........................	8,022	10,134	5,902
Decreases based on tax positions related to prior periods ...........................	(23,370)	(28,622)	(25,673)
Decreases related to settlements with taxing authorities ....................................	—	(699)	—
Balance at end of period ........................	$346,429	$332,323	$349,955
The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $273.8 million and $263.0 million (net of Federal benefit) at November 30, 2024 and 2023, respectively.
We recognize interest accrued related to unrecognized tax
benefits and penalties, if any, as components of Income tax
expense. Net interest expense related to unrecognized tax
benefits was $34.6 million, $25.5 million and $18.6 million for the years ended November 30, 2024, 2023 and 2022, respectively. At
November 30, 2024, 2023 and 2022, we had interest accrued of approximately $176.6 million, $142.1 million and $116.5 million, respectively, included in Accrued expenses and other liabilities.
No material penalties were accrued for the years ended
November 30, 2024, 2023 and 2022.
Cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	November 30,
$ in thousands	2024	2023
Deferred tax assets:
Net operating loss carryover ......................................	$254,142	$251,244
Compensation and benefits .......................................	221,395	189,928
Accrued expenses and other ......................................	195,216	175,360
Operating lease liabilities ............................................	150,665	128,805
Long-term debt .............................................................	83,680	75,850
Investments in associated companies .....................	73,211	93,952
Sub-total ........................................................................	978,309	915,139
Valuation allowance ....................................................	(240,231)	(228,074)
Total deferred tax assets ...........................................	738,078	687,065
Deferred tax liabilities:
Operating lease right-of-use assets ..........................	132,867	110,071
Amortization of intangibles ........................................	55,067	62,333
Other ..............................................................................	52,554	56,318
Total deferred tax liabilities .......................................	240,488	228,722
Net deferred tax asset, included in Other assets ...	$497,590	$458,343
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $497.6 million at November 30,
2024 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
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
by $29.8 million.
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2021
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2022
Germany ...................................................................................................	2018
Hong Kong ...............................................................................................	2018
India ...........................................................................................................	2010

101	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 21. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	2031 and Later	Maximum Payout
Equity commitments (1) .....	$40.1	$2.5	$32.4	$0.1	$243.8	$318.9
Loan commitments (1) .......	254.4	80.0	8.4	—	5.2	348.0
Loan purchase commitments (2) .................	3,661.2	—	—	—	—	3,661.2
Forward starting reverse repos (3) ...............................	3,656.9	—	—	—	—	3,656.9
Forward starting repos (3) .	2,042.3	—	—	—	—	2,042.3
Other unfunded commitments (1) .................	495.3	751.6	251.1	14.2	—	1,512.2
Total commitments ............	$10,150.2	$834.1	$291.9	$14.3	$249.0	$11,539.5
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at November 30, 2024, Jefferies had also entered into back-to-back committed sale contracts aggregating to
$3.51 billion.
(3)At November 30, 2024, $3.66 billion forward starting securities purchased under agreements to resell and $2.04 billion of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
November 30, 2024, our outstanding commitments relating to
Jefferies Capital Partners, LLC and its private equity funds were
$9.8 million.
Additionally, at November 30, 2024, we had other outstanding equity commitments to invest up to $250.7 million with strategic affiliates and $43.0 million to various other investments.
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2024, we had outstanding loan commitments of $88.4 million to clients and $9.6 million to
strategic affiliates.
Loan commitments outstanding at November 30, 2024 also
include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan
underwritings by Jefferies Finance.
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
Other Unfunded Commitments. Other unfunded commitments
include obligations in the form of revolving notes, warehouse financings and debt securities to provide financing to asset-
backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity. Other unfunded commitments also include written put options to certain
bondholders of an equity method investee.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at
November 30, 2024:

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related ....	$20,111.0	$18,614.5	$4,433.4	$43,158.9
Total derivative contracts ............................	$20,111.0	$18,614.5	$4,433.4	$43,158.9
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2024, the fair value of derivative contracts meeting the definition of a guarantee is approximately $324.6 million.
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
At November 30, 2024, the aggregate amount of infrastructure improvement bonds outstanding was $46.9 million.
Standby Letters of Credit. At November 30, 2024, we provided guarantees to certain counterparties in the form of standby
letters of credit in the amount of $301.2 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.

November 2024 Form 10-K	102
Notes to Consolidated Financial Statements
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
Note 22. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority
(“FINRA”) and is subject to the SEC Uniform Net Capital Rule
(“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital
requirements using the alternative method permitted by Rule
15c3-1 in calculating net capital. Jefferies LLC, as a dually-
registered U.S. broker-dealer and futures commission merchant
(“FCM”), is also subject to Regulation 1.17 of the Commodity
Futures Trading Commission (“CFTC”) under the Commodity
Exchange Act (“CEA”), which sets forth minimum financial
requirements. The minimum net capital requirement in
determining excess net capital for a dually registered U.S. broker-
dealer and FCM is equal to the greater of the requirement under
SEA Rule 15c3-1 or CFTC Regulation 1.17. Accordingly, FINRA is
the designated examining authority for Jefferies LLC and the
National Futures Association (“NFA”) is the designated self-
regulatory organization (“DSRO”) for Jefferies LLC as an FCM.
Jefferies Financial Services, Inc. (“JFSI”) is registered with the
SEC as a Security-Based Swap Dealer (“SBS Dealer”) and an OTC
Derivatives Dealer (“OTCDD”) subject to the SEC’s SBS dealer regulatory rules and the SEC’s net capital requirements pursuant to Rule 18a-1. JFSI is also registered as a swap dealer with the
CFTC and is subject to the CFTC’s regulatory capital
requirements pursuant to the minimum financial requirements for swap dealers under CFTC Regulation 23.101. Additionally, as a registered member firm, JFSI is subject to the net capital
requirements of the NFA. Accordingly, the SEC is the designated examining authority for JFSI in its capacity as an SBS Dealer and
OTCDD, while the NFA is the DSRO for JFSI, as a CFTC registered swap dealer.
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions. This includes Jefferies International
Limited which is subject to the regulatory supervision and
requirements of the Financial Conduct Authority (“FCA”) in the
U.K. Jefferies International Limited’s’ own funds requirement represents the highest of the permanent minimum capital
requirement, fixed overheads requirement and k-factor
requirements set out in the Investment Firms Prudential Regime
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At November 30, 2024, Jefferies LLC’s and JFSI’s net capital and excess net capital were as follows (in thousands):

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,018,251	$1,879,220
JFSI - SEC ......................................................................	348,588	325,511
JFSI - CFTC ...................................................................	348,588	322,144
In addition, the equivalent capital requirement for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1,781.0 million and an excess capital of $1,054.0 million at
November 30, 2024.
At November 30, 2024, Jefferies LLC, JFSI and JIL are in
compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
At November 30, 2024 and 2023, $4.96 billion and $4.67 billion, respectively, of net assets of our consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the parent company. At November 30,
2024 and 2023, $4.54 billion and $4.43 billion, respectively, of these assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2024,
Jefferies LLC had $142.6 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2024,
Jefferies LLC had $581.9 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and
Securities purchased under agreements to resell in our
Consolidated Statements of Financial Condition.

103	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 23. Segment Reporting
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
•Net revenues and non-interest expenses directly associated
with each reportable business segment are included in
determining earnings (losses) from continuing operations
before income taxes.
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
Our net revenues, non-interest expenses and earnings (losses)
from continuing operations before income taxes by reportable business segment:

	Year Ended November 30,
$ in millions	2024	2023	2022
Investment Banking and Capital Markets:
Net revenues ..................................................	$6,204.3	$4,504.4	$4,741.3
Non-interest expenses ..................................	5,181.5	3,995.1	3,950.8
Earnings from continuing operations before income taxes .....................................	1,022.8	509.3	790.5
Asset Management:
Net revenues ..................................................	803.7	188.3	1,243.5
Non-interest expenses ..................................	847.8	351.0	967.0
Earnings (loss) from continuing operations before income taxes .................	(44.1)	(162.7)	276.5
Total of Reportable Business Segments:
Net revenues ..................................................	7,008.0	4,692.7	5,984.8
Non-interest expenses ..................................	6,029.3	4,346.1	4,917.8
Earnings from continuing operations before income taxes .....................................	978.7	346.6	1,067.0
Reconciliation to consolidated amounts:
Net revenues ..................................................	26.8	7.7	(6.0)
Non-interest expenses ..................................	—	—	5.4
Earnings (losses) before income taxes (1)	26.8	7.7	(11.4)
Total:
Net revenues ..................................................	7,034.8	4,700.4	5,978.8
Non-interest expenses ..................................	6,029.3	4,346.1	4,923.2
Earnings from continuing operations before income taxes .....................................	$1,005.5	$354.3	$1,055.6
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
amounts.
Total assets by reportable segment:

	November 30,
$ in millions	2024	2023
Investment Banking and Capital Markets .................	$59,142.9	$51,776.9
Asset Management ......................................................	5,217.4	6,128.3
Total assets ..................................................................	$64,360.3	$57,905.2
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Year Ended November 30,
$ in millions	2024	2023	2022
Americas (1) .....................................	$4,952.3	$3,625.6	$4,815.4
Europe and the Middle East (2) .....	1,577.5	775.9	925.4
Asia-Pacific ......................................	505.0	298.9	238.0
Net revenues ....................................	$7,034.8	$4,700.4	$5,978.8
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

November 2024 Form 10-K	104
Notes to Consolidated Financial Statements
Note 24. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At November 30, 2024 and 2023, we had $29.4 million and
$31.8 million, respectively, of loans, net of allowance,
outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in
Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $5.0 million and $3.0 million at
November 30, 2024 and 2023, respectively.
Vitesse Energy
On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the year ended November 30, 2023, included within Investment banking revenues. Refer to Note 1,
Organization and Basis of Presentation for additional details related to the Vitesse Energy distribution.
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
and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	November 30, 2024
Assets
Cash and cash equivalents .......................................................	$542,212
Financial instruments owned, at fair value .............................	1,539
Securities borrowed ...................................................................	20,403
Securities purchased under agreements to resell .................	381,568
Receivables:
Brokers, dealers and clearing organizations .......................	3,012
Fees, interest and other ..........................................................	7,851
Other assets ................................................................................	175
Total assets .................................................................................	$956,760

Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,830
Securities loaned	187
Securities sold under agreements to repurchase ..................	631,390
Payables:
Brokers, dealers and clearing organizations ......................	18,701
Accrued expenses and other liabilities ....................................	6,767
Long-term debt (1) ......................................................................	—
Total liabilities ............................................................................	$658,875
(1)We have an undrawn revolving credit facility of $350.0 million. Interest on this credit facility is based on an adjusted SOFR plus a spread.

$ in thousands	Year Ended November 30, 2024 (1)
Revenues
Investment banking ................................................................	$5,066
Principal transactions (2) ......................................................	(5,997)
Commissions and other fees ................................................	895
Interest .....................................................................................	14,203
Total revenues ........................................................................	14,167
Interest expense ......................................................................	13,238
Net revenues ...........................................................................	$929
Non-interest expenses
Business development ...........................................................	$7,274
Total non-interest expenses ................................................	$7,274
(1)Amounts reflect activity beginning from the date SMBC became a related party on August 12, 2024.
(2)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 11, Investments for further information.

105	Jefferies Financial Group Inc.
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2024.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of November 30, 2024 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange
Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting
occurred during the quarter ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended November 30, 2024, no directors or
executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the
Company’s securities that were intended to satisfy the
affirmative defense conditions of Rule 10b5-1.
Item 9C. Disclosure Regarding Foreign Jurisdictions that
Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate
Governance
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2025 Annual Meeting of Shareholders,
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
Proxy Statement for the 2025 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2025 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and
Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2025 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)
will be contained in the Proxy Statement for the 2025 Annual
Meeting of Shareholders, which is incorporated herein by
reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.
(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.
(a)3. Exhibits

November 2024 Form 10-K	106

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Jefferies Financial Group Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 30, 2023.*
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

10.2
Jefferies Financial Group Inc. Equity Compensation Plan, as amended and restated on March 28, 2024, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2024* +

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
10.7
Agreement of Terms dated as of December 31, 2011 between Leucadia
National Corporation and Berkshire Hathaway Inc., is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
February 24, 2012.*

Exhibit No.	Description
10.8	Form of Restricted Stock Units Agreement (Time-Based) under the Company’s Equity Compensation Plan +
10.9	Form of Restricted Stock Units Agreement (Performance-Based) under the Company’s Equity Compensation Plan+
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

10.12	Vitesse Energy, Inc. Transitional Equity Award Adjustment Plan is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 17, 2023.* +
10.13
Exchange Agreement, dated as of April 27, 2023, by and between Jefferies
Financial Group Inc., a New York corporation, and Sumitomo Mitsui Banking
Corporation, a joint stock company incorporated in Japan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on April
27, 2023.*

10.14
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

19	Jefferies Financial Group Inc. Insider Trading and Anti-Tipping Policy
21	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1
Jefferies Financial Group Inc. Incentive-Based Compensation Recovery Policy.
is incorporate by reference by reference to Exhibit 97.1 to the Company's
Annual Report on From 10-K filed on January 26, 2024 *

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+Management/Employment Contract or Compensatory Plan or Arrangement.
*Incorporated by reference.
**Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.
Item 16. Form 10-K Summary
None.

107	Jefferies Financial Group Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: January 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

	Name	Title	Date
/s/	JOSEPH S. STEINBERG	Chairman of the Board of Directors	January 28, 2025
Joseph S. Steinberg

/s/	RICHARD B. HANDLER	Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2025
Richard B. Handler

/s/	MATT LARSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 28, 2025
Matt Larson

/s/	BRIAN P. FRIEDMAN	President and Director	January 28, 2025
Brian P. Friedman

/s/	MARK L. CAGNO	Vice President and Controller (Principal Accounting Officer)	January 28, 2025
Mark L. Cagno

/s/	LINDA L. ADAMANY	Director	January 28, 2025
Linda L. Adamany

/s/	ROBERT D. BEYER	Director	January 28, 2025
Robert D. Beyer

/s/	MATRICE ELLIS KIRK	Director	January 28, 2025
Matrice Ellis Kirk

November 2024 Form 10-K	108

/s/	MARYANNE GILMARTIN	Director	January 28, 2025
MaryAnne Gilmartin

/s/	THOMAS W. JONES	Director	January 28, 2025
Thomas W. Jones

/s/	JACOB M. KATZ	Director	January 28, 2025
Jacob M. Katz

/s/	TORU NAKASHIMA	Director	January 28, 2025
Toru Nakashima

/s/	MICHAEL T. O’KANE	Director	January 28, 2025
Michael T. O’Kane

/s/	MELISSA V. WEILER	Director	January 28, 2025
Melissa V. Weiler

S-1	Jefferies Financial Group Inc.
Jefferies Financial Group Inc.
Index to Financial Statements and Financial Statement
Schedules Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting ....................................................................................................	41
Reports of Independent Registered Public Accounting Firms ...............................................................................................................	42
Consolidated Statements of Financial Condition .....................................................................................................................................	45
Consolidated Statements of Earnings .......................................................................................................................................................	46
Consolidated Statements of Comprehensive Income .............................................................................................................................	47
Consolidated Statements of Changes in Equity .......................................................................................................................................	48
Consolidated Statements of Cash Flows ..................................................................................................................................................	49
Notes to Consolidated Financial Statements ...........................................................................................................................................	51

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30,
2024 and 2023 and for each of the three fiscal years ended November 30, 2024, 2023 and 2022 .............................................
S-2 - S-5

November 2024 Form 10-K	S-2
Parent Company Only
Condensed Statements of Financial Condition

	November 30,
$ in thousands, except per share amounts	2024	2023
Assets
Cash and cash equivalents ..............................................................................................................................................	$1,862,275	$2,455,437
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .............................................................................................................................................	68,076	68,076
Financial instruments owned, at fair value ....................................................................................................................	117,941	80,567
Investments in and loans to related parties ..................................................................................................................	682,637	630,705
Investment in subsidiaries ...............................................................................................................................................	7,694,585	7,248,785
Advances to subsidiaries .................................................................................................................................................	7,644,604	4,393,104
Subordinated notes receivable ........................................................................................................................................	5,463,472	4,277,788
Other assets .......................................................................................................................................................................	1,012,283	1,025,140
Total assets ........................................................................................................................................................................	$24,545,873	$20,179,602
Liabilities and Equity
Financial instruments sold, not yet purchased, at fair value .......................................................................................	$5,135	$690
Advances from subsidiaries ............................................................................................................................................	1,509,676	1,253,151
Accrued expenses and other liabilities ..........................................................................................................................	798,194	718,634
Long-term debt ..................................................................................................................................................................	12,076,096	8,497,300
Total liabilities ...................................................................................................................................................................	14,389,101	10,469,775
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 and 42,000 shares issued and outstanding; liquidation preference $17,500 per share ...........................................................................................	55	42
Common shares, par value $1 per share, authorized 565,000,000 shares; 205,504,272 and 210,626,642 shares issued and outstanding, after deducting 115,613,798 and 110,491,428 shares held in treasury ........	205,504	210,627
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................	2,104,199	2,044,859
Accumulated other comprehensive loss .......................................................................................................................	(423,131)	(395,545)
Retained earnings ..............................................................................................................................................................	8,270,145	7,849,844
Total Jefferies Financial Group Inc. shareholders’ equity .........................................................................................	10,156,772	9,709,827
Total liabilities and equity ...............................................................................................................................................	$24,545,873	$20,179,602
See accompanying notes to condensed financial statements.

S-3	Jefferies Financial Group Inc.
Parent Company Only
Condensed Statements of Earnings and Comprehensive Income

	Year Ended November 30,
$ in thousands	2024	2023	2022
Revenues:
Principal transactions ..........................................................................................................................................	$(104,505)	$(95,642)	$(61,407)
Interest ...................................................................................................................................................................	803,068	580,485	317,020
Other .......................................................................................................................................................................	66,438	(3,654)	(66,539)
Total revenues ......................................................................................................................................................	765,001	481,189	189,074
Interest expense ....................................................................................................................................................	630,994	446,786	317,916
Net revenues .........................................................................................................................................................	134,007	34,403	(128,842)
Non-interest expenses:
Total non-interest expenses ..............................................................................................................................	34,285	34,462	69,962
Earnings (losses) before income taxes .............................................................................................................	99,722	(59)	(198,804)
Income tax expense (benefit) .............................................................................................................................	22,352	(42,322)	(78,338)
Net earnings (losses) before undistributed earnings of subsidiaries ...........................................................	77,370	42,263	(120,466)
Undistributed earnings of subsidiaries from continuing operations .............................................................	662,346	235,425	905,915
Undistributed earnings of subsidiaries from discontinued operations (including gain on disposal of $3,493 million, $—, $—), net of income taxes ...............................................................................................	3,667	—	—
Net earnings .........................................................................................................................................................	743,383	277,688	785,449
Preferred stock dividends ....................................................................................................................................	74,110	14,616	8,281
Net earnings attributable to Jefferies Financial Group Inc. common shareholders ................................	669,273	263,072	777,168
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other ...................................................................................................	(11,300)	57,530	(53,572)
Change in fair value related to instrument-specific credit risk ......................................................................	(24,718)	(77,420)	49,146
Minimum pension liability adjustments ............................................................................................................	6,243	2,467	3,311
Unrealized gain (losses) on available-for-sale securities ...............................................................................	2,189	1,297	(6,161)
Total other comprehensive loss, net of tax .....................................................................................................	(27,586)	(16,126)	(7,276)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders .............	$641,687	$246,946	$769,892
See accompanying notes to condensed financial statements.

November 2024 Form 10-K	S-4
Parent Company Only
Condensed Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2024	2023	2022
Cash flows from operating activities:
Net earnings ..........................................................................................................................................................	$743,383	$277,688	$785,449
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes .........................................................................................................................................	16,777	53,728	(38,875)
Share-based compensation ................................................................................................................................	63,119	45,360	43,919
Amortization ..........................................................................................................................................................	7,046	1,040	1,322
Undistributed earnings of subsidiaries ..............................................................................................................	(666,013)	(235,425)	(905,915)
(Income) loss on investments in and loans to related parties .......................................................................	(36,403)	6,808	71,405
Other adjustments ................................................................................................................................................	149,077	(438,649)	(560,325)
Net change in assets and liabilities:
Financial instruments owned ..............................................................................................................................	(37,374)	17,303	200,903
Other assets ..........................................................................................................................................................	175,338	(67,626)	129,322
Financial instruments sold, not yet purchased .................................................................................................	4,445	(4,183)	1,382
Income taxes receivable/payable, net ...............................................................................................................	(179,259)	(189,608)	(158,732)
Accrued expenses and other liabilities ..............................................................................................................	79,561	49,916	233,217
Net cash provided by (used in) operating activities from continuing operations ......................................	319,697	(483,648)	(196,928)
Cash flows from investing activities:
Contributions to investments in and loans to related parties ........................................................................	(950,123)	(211)	(118)
Capital distributions from investments and repayments of loans from related parties ............................	934,594	—	22
Distribution (to) from subsidiaries, net ..............................................................................................................	190,919	887,895	2,921,528
Net cash provided by investing activities from continuing operations .......................................................	175,390	887,684	2,921,432
Net cash provided by investing activities from discontinued operations ...................................................	29,294	—	—
Cash flows from financing activities:
Proceeds from short-term borrowings ..............................................................................................................	—	—	4,068
Payments on short-term borrowings .................................................................................................................	—	(10,868)	—
Proceeds from issuance of long-term debt, net of issuance costs ..............................................................	5,336,634	1,718,992	400,059
Repayments of long-term debt ...........................................................................................................................	(1,936,085)	(813,182)	(202,172)
Advances (to) from subsidiaries, net .................................................................................................................	(4,180,659)	(828,114)	30,428
Issuances of common shares ............................................................................................................................	—	—	2,752
Purchase of common shares for treasury ........................................................................................................	(44,313)	(169,402)	(859,593)
Proceeds from conversion of common to preferred shares ..........................................................................	9,844	31,500	—
Dividends paid .......................................................................................................................................................	(302,964)	(278,595)	(280,104)
Net cash used in financing activities from continuing operations ...............................................................	(1,117,543)	(349,669)	(904,562)
Net increase (decrease) in cash and cash equivalents and restricted cash ...............................................	(593,162)	54,367	1,819,942
Cash, cash equivalents and restricted cash at beginning of period .............................................................	2,523,513	2,469,146	649,204
Cash, cash equivalents and restricted cash at end of period .......................................................................	$1,930,351	$2,523,513	$2,469,146

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Interest ...................................................................................................................................................................	$632,040	$176,981	$484,349
Income taxes, net ..................................................................................................................................................	186,177	95,634	124,516
Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition:

	November 30,
$ in thousands	2024	2023
Cash and cash equivalents ...............................................................................................................................................................	$1,862,275	$2,455,437
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations .....	68,076	68,076
Total cash, cash equivalents and restricted cash ........................................................................................................................	$1,930,351	$2,523,513
See accompanying notes to condensed financial statements.

S-5	Jefferies Financial Group Inc.
Parent Company Only
Notes to Condensed Financial Statements
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent
Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Financial Group Inc. (the “Company”) and
the notes thereto found in the Company’s Annual Report on Form
10-K for the year ended November 30, 2024. For purposes of
these condensed financial statements, the Company’s wholly-
owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles
(“U.S. GAAP”) for financial information. The significant
accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the
significant accounting policies refer to Note 2, Summary of
Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2024.
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
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these
guarantees is $1.10 billion at November 30, 2024. For further information, refer to Note 18, Borrowings in the Company’s
consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2024.