Form 10-Q
period 2025-02-28
Jefferies Financial Group Inc.
filed 2025-04-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at March 31, 2025 was 206,255,979.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
February 28, 2025

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	2
Consolidated Statements of Financial Condition (Unaudited) .........................................................................................................	2
Consolidated Statements of Earnings (Unaudited) ............................................................................................................................	3
Consolidated Statements of Comprehensive Income (Unaudited) ..................................................................................................	4
Consolidated Statements of Changes in Equity (Unaudited) ............................................................................................................	5
Consolidated Statements of Cash Flows (Unaudited) .......................................................................................................................	6
Notes to Consolidated Financial Statements (Unaudited) ................................................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ...............................................	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................................................................................	63
Item 4. Controls and Procedures ..................................................................................................................................................................	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................................................................................................................	64
Item 1A. Risk Factors .....................................................................................................................................................................................	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..................................................................................................	64
Item 5. Other Information ..............................................................................................................................................................................	64
Item 6. Exhibits ................................................................................................................................................................................................	64

2	Jefferies Financial Group Inc.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Statements of Financial Condition (Unaudited)
$ in thousands, except share and per share amounts	February 28, 2025	November 30, 2024
Assets
Cash and cash equivalents ..............................................................................................................................................................	$11,176,343	$12,153,414
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $381,467 and $120,414 of securities at fair value) .......................................................................	1,665,894	1,132,612
Financial instruments owned, at fair value (includes securities pledged of $19,399,604 and $18,441,751) ......................	26,087,291	24,138,274
Investments in and loans to related parties ..................................................................................................................................	1,383,293	1,385,658
Securities borrowed ..........................................................................................................................................................................	8,402,198	7,213,421
Securities purchased under agreements to resell ........................................................................................................................	8,125,231	6,179,653
Securities received as collateral, at fair value ...............................................................................................................................	287,078	185,588
Receivables:
Brokers, dealers and clearing organizations ..............................................................................................................................	3,534,080	2,666,591
Customers .......................................................................................................................................................................................	2,462,027	2,494,717
Fees, interest and other .................................................................................................................................................................	707,151	663,536
Premises and equipment ..................................................................................................................................................................	1,217,202	1,194,720
Goodwill ..............................................................................................................................................................................................	1,824,647	1,827,938
Assets held for sale ...........................................................................................................................................................................	51,885	51,885
Other assets (includes assets pledged of $472,953 and $429,347) .........................................................................................	3,294,571	3,072,302
Total assets ........................................................................................................................................................................................	$70,218,891	$64,360,309
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$1,172,806	$443,160
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	13,997,227	11,007,328
Securities loaned ...............................................................................................................................................................................	2,501,643	2,540,861
Securities sold under agreements to repurchase .........................................................................................................................	13,664,290	12,337,935
Other secured financings (includes $22,231 and $24,848 at fair value) ...................................................................................	2,280,003	2,183,000
Obligation to return securities received as collateral, at fair value ............................................................................................	287,078	185,588
Payables:
Brokers, dealers and clearing organizations ..............................................................................................................................	4,221,702	3,686,367
Customers .......................................................................................................................................................................................	4,122,388	4,073,975
Lease liabilities ..................................................................................................................................................................................	616,031	635,306
Accrued expenses and other liabilities ...........................................................................................................................................	2,301,325	3,510,831
Long-term debt (includes $3,075,403 and $2,351,346 at fair value) ..........................................................................................	14,785,553	13,530,565
Total liabilities ...................................................................................................................................................................................	59,950,046	54,134,916
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding; liquidation preference of $17,500 per share .............................................................................................................................	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 206,249,504 and 205,504,272 shares issued and outstanding, after deducting 114,868,566 and 115,613,798 shares held in treasury .....................................	206,250	205,504
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,094,138	2,104,199
Accumulated other comprehensive loss .......................................................................................................................................	(408,072)	(423,131)
Retained earnings ..............................................................................................................................................................................	8,311,857	8,270,145
Total Jefferies Financial Group Inc. shareholders' equity .........................................................................................................	10,204,228	10,156,772
Noncontrolling interests ...................................................................................................................................................................	64,211	68,215
Total equity ........................................................................................................................................................................................	10,268,439	10,224,987
Total liabilities and equity ...............................................................................................................................................................	$70,218,891	$64,360,309
See accompanying notes to consolidated financial statements.

February 2025 Form 10-Q	3
Consolidated Statements of Earnings (Unaudited)

$ in thousands, except per share amounts	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues
Investment banking ...................................................................................................................................................................	$729,510	$679,065
Principal transactions ...............................................................................................................................................................	407,230	640,736
Commissions and other fees ..................................................................................................................................................	288,300	245,543
Asset management fees and revenues .................................................................................................................................	85,408	50,372
Interest ........................................................................................................................................................................................	845,171	819,489
Other ............................................................................................................................................................................................	117,245	116,737
Total revenues ...........................................................................................................................................................................	2,472,864	2,551,942
Interest expense ........................................................................................................................................................................	879,845	813,739
Net revenues ..............................................................................................................................................................................	1,593,019	1,738,203
Non-interest expenses
Compensation and benefits .....................................................................................................................................................	841,127	926,871
Brokerage and clearing fees ....................................................................................................................................................	109,436	109,670
Underwriting costs ....................................................................................................................................................................	17,846	18,484
Technology and communications ..........................................................................................................................................	139,475	137,512
Occupancy and equipment rental ...........................................................................................................................................	30,199	28,153
Business development .............................................................................................................................................................	72,291	57,651
Professional services ...............................................................................................................................................................	72,466	77,844
Depreciation and amortization ................................................................................................................................................	30,988	43,202
Cost of sales ..............................................................................................................................................................................	41,568	34,671
Other expenses ..........................................................................................................................................................................	86,558	83,903
Total non-interest expenses ...................................................................................................................................................	1,441,954	1,517,961
Earnings from continuing operations before income taxes ................................................................................................	151,065	220,242
Income tax expense ..................................................................................................................................................................	14,216	55,959
Net earnings from continuing operations ..............................................................................................................................	136,849	164,283
Net losses from discontinued operations, net of income tax benefit of $3,003 ..............................................................	—	(7,891)
Net earnings ...............................................................................................................................................................................	136,849	156,392
Net losses attributable to noncontrolling interests ..............................................................................................................	(6,983)	(7,438)
Preferred stock dividends ........................................................................................................................................................	16,039	14,189
Net earnings attributable to common shareholders ...........................................................................................................	$127,793	$149,641

Earnings per common share
Basic from continuing operations ...........................................................................................................................................	$0.60	$0.71
Diluted from continuing operations ........................................................................................................................................	0.57	0.69
Basic ............................................................................................................................................................................................	0.60	0.68
Diluted .........................................................................................................................................................................................	0.57	0.66

Weighted-average common shares outstanding ................................................................................................................
Basic ............................................................................................................................................................................................	214,536	220,046
Diluted .........................................................................................................................................................................................	222,448	225,291

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

$ in thousands	Three Months Ended
	February 28, 2025	February 29, 2024
Net earnings ..................................................................................................................................................................................	$136,849	$156,392
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) .....................................................................................................................	(15,322)	(99)
Changes in fair value related to instrument-specific credit risk (2) ......................................................................................	30,256	(2,752)
Unrealized gains on available-for-sale-securities ...................................................................................................................	125	1,958
Total other comprehensive income (loss), net of tax (3) ......................................................................................................	15,059	(893)
Comprehensive income ...............................................................................................................................................................	151,908	155,499
Net losses attributable to noncontrolling interests .................................................................................................................	(6,983)	(7,438)
Preferred stock dividends ............................................................................................................................................................	16,039	14,189
Comprehensive income attributable to common shareholders ...........................................................................................	$142,852	$148,748
(1)Includes income tax benefit of $4.5 million and $14.0 thousand for the three months ended February 28, 2025, and February 29, 2024, respectively.
(2)Includes income tax (expense) benefit of $(10.6) million and $1.2 million for the three months ended February 28, 2025 and February 29, 2024, respectively.
(3)Includes unrealized losses of $0.2 million for the three months ended February 28, 2025 related to currency translation adjustments attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

February 2025 Form 10-Q	5
Consolidated Statements of Changes in Equity (Unaudited)

$ in thousands	Three Months Ended
	February 28, 2025	February 29, 2024
Preferred shares $1 par value
Balance, beginning of period ....................................................................................................................................................	$55	$42
Balance, end of period ..............................................................................................................................................................	$55	$42
Common shares $1 par value
Balance, beginning of period ....................................................................................................................................................	$205,504	$210,627
Purchase of common shares for treasury ..........................................................................................................................	(696)	(1,067)
Other .........................................................................................................................................................................................	1,442	2,441
Balance, end of period ..............................................................................................................................................................	$206,250	$212,001
Additional paid-in capital
Balance, beginning of period ....................................................................................................................................................	$2,104,199	$2,044,859
Share-based compensation expense ..................................................................................................................................	35,637	20,215
Purchase of common shares for treasury ..........................................................................................................................	(55,622)	(41,966)
Dividend equivalents ..............................................................................................................................................................	8,597	4,754
Change in equity interest related to consolidated subsidiaries .......................................................................................	853	—
Other ..........................................................................................................................................................................................	474	(1,278)
Balance, end of period ..............................................................................................................................................................	$2,094,138	$2,026,584
Accumulated other comprehensive loss, net of tax
Balance, beginning of period ....................................................................................................................................................	$(423,131)	$(395,545)
Other comprehensive income (loss), net of taxes .............................................................................................................	15,059	(893)
Balance, end of period ..............................................................................................................................................................	$(408,072)	$(396,438)
Retained earnings
Balance, beginning of period ....................................................................................................................................................	$8,270,145	$7,849,844
Net earnings attributable to Jefferies Financial Group Inc. ..............................................................................................	143,832	163,830
Dividends - common shares ($0.40 and $0.30 per share) ................................................................................................	(91,095)	(68,363)
Dividends - preferred shares .................................................................................................................................................	(11,025)	(6,300)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax .........................	—	(644)
Other .........................................................................................................................................................................................	—	(459)
Balance, end of period ..............................................................................................................................................................	$8,311,857	$7,937,908
Total Jefferies Financial Group Inc. shareholders' equity .................................................................................................	$10,204,228	$9,780,097
Noncontrolling interests
Balance, beginning of period ....................................................................................................................................................	$68,215	$92,308
Net losses attributable to noncontrolling interests ...........................................................................................................	(6,983)	(7,438)
Contributions ...........................................................................................................................................................................	104	9,316
Distributions ............................................................................................................................................................................	(2,795)	(7,126)
Change in equity interest related to consolidated subsidiaries .......................................................................................	(853)	—
Other .........................................................................................................................................................................................	6,523	312
Balance, end of period ..............................................................................................................................................................	$64,211	$87,372
Total equity .................................................................................................................................................................................	$10,268,439	$9,867,469
See accompanying notes to consolidated financial statements.

6	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows (Unaudited)

$ in thousands	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net earnings ......................................................................................................................................................................................	$136,849	$156,392
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization ....................................................................................................................................................	32,995	44,199
Share-based compensation .........................................................................................................................................................	35,637	20,215
Net bad debt expense ...................................................................................................................................................................	7,493	39,712
Income on investments in and loans to related parties ...........................................................................................................	(7,052)	(8,692)
Distributions received on investments in related parties ........................................................................................................	16,142	855
Other adjustments .........................................................................................................................................................................	(44,419)	75,411
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations ..........................................................................................................................	(877,505)	(629,142)
Customers ...................................................................................................................................................................................	32,699	(155,699)
Fees, interest and other .............................................................................................................................................................	(47,567)	(11,191)
Securities borrowed ......................................................................................................................................................................	(1,198,188)	401,010
Financial instruments owned .......................................................................................................................................................	(2,271,617)	(1,492,492)
Securities purchased under agreements to resell ....................................................................................................................	(1,976,348)	(1,604,900)
Other assets ...................................................................................................................................................................................	(236,583)	(504,938)
Payables:
Brokers, dealers and clearing organizations ..........................................................................................................................	546,020	212,200
Customers ...................................................................................................................................................................................	48,413	241,605
Securities loaned ...........................................................................................................................................................................	(30,136)	870,714
Financial instruments sold, not yet purchased .........................................................................................................................	3,027,469	801,138
Securities sold under agreements to repurchase .....................................................................................................................	1,359,656	684,917
Lease liabilities ..............................................................................................................................................................................	(21,429)	(27,895)
Accrued expenses and other liabilities ......................................................................................................................................	(1,197,694)	(371,040)
Net cash used in operating activities from continuing operations .........................................................................................	(2,665,165)	(1,257,621)
Net cash provided by (used in) operating activities from discontinued operations ............................................................	—	(45,282)
Cash flows from investing activities:
Contributions to investments in and loans to related parties .................................................................................................	(21,949)	(47,751)
Capital distributions from investments and repayments of loans from related parties .....................................................	13,752	4,977
Originations and purchases of automobile loans, notes and other receivables ..................................................................	—	(89,540)
Principal collections of automobile loans, notes and other receivables ...............................................................................	—	83,268
Net payments on premises and equipment ..............................................................................................................................	(49,578)	(96,241)
Net cash used in investing activities from continuing operations ..........................................................................................	(57,775)	(145,287)

February 2025 Form 10-Q	7
Consolidated Statements of Cash Flows (Unaudited)

$ in thousands	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from financing activities:
Proceeds from short-term borrowings .......................................................................................................................................	$3,253,704	$847,000
Payments on short-term borrowings ..........................................................................................................................................	(2,662,000)	(568,739)
Proceeds from issuance of long-term debt, net of issuance costs .......................................................................................	1,536,928	359,380
Repayment of long-term debt ......................................................................................................................................................	(188,890)	(317,794)
Purchase of common shares for treasury .................................................................................................................................	(56,318)	(43,033)
Dividends paid to common and preferred shareholders .........................................................................................................	(92,735)	(69,909)
Net proceeds from other secured financings ...........................................................................................................................	98,941	124,715
Net change in bank overdrafts ....................................................................................................................................................	137,305	(13,609)
Proceeds from contributions of noncontrolling interests .......................................................................................................	104	9,316
Payments on distributions to noncontrolling interests ............................................................................................................	(2,795)	(7,126)
Other ................................................................................................................................................................................................	1,916	704
Net cash provided by financing activities from continuing operations ..................................................................................	2,026,160	320,905
Net cash provided by (used in) financing activities from discontinued operations .............................................................	—	(3,297)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ...............................................................	(8,062)	(1,683)
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale ....................................	—	(13,796)
Net decrease in cash, cash equivalents, and restricted cash ....................................................................................................	(704,842)	(1,132,265)
Cash, cash equivalents, and restricted cash at beginning of period ........................................................................................	13,165,612	9,830,758
Cash, cash equivalents, and restricted cash at end of period ..................................................................................................	$12,460,770	$8,684,697
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest ............................................................................................................................................................................................	$845,673	$839,475
Income taxes, net ..........................................................................................................................................................................	9,089	25,927
Noncash investing activities:
During the three months ended February 28, 2025, we donated land with a fair market value of $5.7 million.
Noncash financing activities:
During the three months ended February 29, 2024, we purchased common shares for treasury of $1.2 million.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	February 28,	November 30,
$ in thousands	2025	2024
Cash and cash equivalents ...........................................................................................................................................	$11,176,343	$12,153,414
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	1,284,427	1,012,198
Total cash, cash equivalents and restricted cash ....................................................................................................	$12,460,770	$13,165,612
See accompanying notes to consolidated financial statements.

8	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	9
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	9
Note 3. Accounting Developments ............................................................................................................................................................................................	10
Note 4. Business Acquisitions ....................................................................................................................................................................................................	10
Note 5. Assets Held for Sale and Discontinued Operations ...................................................................................................................................................	11
Note 6. Fair Value Disclosures ....................................................................................................................................................................................................	12
Note 7. Derivative Financial Instruments ..................................................................................................................................................................................	20
Note 8. Collateralized Transactions ...........................................................................................................................................................................................	23
Note 9. Securitization Activities .................................................................................................................................................................................................	25
Note 10. Variable Interest Entities ..............................................................................................................................................................................................	25
Note 11. Investments ...	28
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	30
Note 13. Goodwill and Intangible Assets ..................................................................................................................................................................................	31
Note 14. Revenues from Contracts with Customers ...............................................................................................................................................................	32
Note 15. Compensation Plans ....................................................................................................................................................................................................	33
Note 16. Borrowings ...	33
Note 17. Total Equity ...	35
Note 18. Income Taxes ...	37
Note 19. Commitments, Contingencies and Guarantees .......................................................................................................................................................	37
Note 20. Regulatory Requirements ............................................................................................................................................................................................	38
Note 21. Segment Reporting .......................................................................................................................................................................................................	39
Note 22. Related Party Transactions .........................................................................................................................................................................................	40

February 2025 Form 10-Q	9
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
November 30, 2024. Certain footnote disclosures included in our
Annual Report on Form 10-K for the year ended November 30,
2024 have been condensed or omitted from the consolidated
financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our consolidated financial statements for interim periods are not necessarily indicative of the results for the entire year.
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant
accounting policies, refer to Note 2, Summary of Significant
Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for
the year ended November 30, 2024.
During the three months ended February 28, 2025, there were no significant changes made to the Company’s significant
accounting policies.

10	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Note 4. Business Acquisitions
We acquired OpNet during the fourth quarter of 2023. OpNet is a fixed wireless broadband service provider in Italy and also owned a majority of the common shares of Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian
stock exchange. Upon obtaining control of OpNet, we accounted for under this transaction under the acquisition method of
accounting, which requires that the assets acquired, including identifiable intangible assets, and liabilities assumed to be recognized at their respective fair values as of the acquisition date.
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
Upon obtaining control of OpNet on November 30, 2023, the
assets and liabilities of OpNet have been included in our
consolidated financial statements. The initial consolidation of
OpNet was accounted for under the acquisition method of
accounting and we remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million.
The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale
transaction for wholesale net operating assets operating assets of OpNet, which have been classified as held for sale. The
remaining identifiable assets and assumed liabilities of OpNet represented the assets and liabilities of Tessellis. An enterprise value for Tessellis was estimated based on its market
capitalization at November 30, 2023, which was then allocated to the identifiable assets, including intangible assets, liabilities, and noncontrolling interests of Tessellis using an income approach, which calculates the present value of the estimated economic benefit of future cash flows, in order to determine the fair value of the identified customer relationships and Tessellis trade name. Property and equipment and developed technology assets were valued using a replacement cost methodology. Critical
estimates included future expected cash flows, including
forecasted revenues and expenses, and applicable discount
rates. Discount rates used to compute the present value of
expected net cash flows were based upon estimated weighted
average cost of capital. The initial allocation of the purchase price resulted in the recognition of goodwill relating to Tessellis of $127.1 million. No consideration was transferred in connection with the consolidation.
The initial estimated purchase price allocation as of November
30, 2023 for Tessellis was revised during the first quarter of 2024 as new information was received and analyzed resulting in an increase in intangible assets of $39.3 million, a decrease in property and equipment of $12.3 million, and a decrease in
goodwill of $27.0 million.
In February 2024, OpNet agreed to sell substantially all of its wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK
Hutchison Group Telecom Holdings Ltd. The sale closed in
August 2024 and we received net cash proceeds of
$322.8 million and recognized a pre-tax gain on sale of
$3.5 million. The sale of OpNet’s operating assets did not include our interest in Tessellis.
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
the purchase price allocation adjustments related to the
identified assets and may adjust these amounts upon completion of our assessment.

February 2025 Form 10-Q	11
Notes to Consolidated Financial Statements
Note 5. Assets Held for Sale and Discontinued Operations
Foursight
On November 20, 2023, we entered into an agreement to sell
Foursight. Assets held for sale are recorded initially at the lower of their carrying value or estimated fair value, less estimated costs to sell.
During the second quarter of 2024, we closed the sale of
Foursight and recognized a gain on sale of $24.2 million, which is included within Other revenues.
OpNet
In February 2024, we agreed to sell substantially all of OpNet’s wholesale operating assets. The sale closed in August 2024 and we recognized a pre-tax gain on sale of $3.5 million. For the year ended November 30, 2024, the activities of OpNet’s wholesale operations have been classified as discontinued operations and
OpNet’s results are presented in Net losses from discontinued
operations, net of income tax benefit.
Airplanes
During 2024, we classified certain airplanes related to a sale leaseback transaction executed by our subsidiary, Aircadia
Leasing II LLC as held for sale. The airplanes are included within
Assets held for sale on our Consolidated Statements of Financial
Condition and have a carrying amount of $51.9 million at both
February 28, 2025 and November 30, 2024. We are actively
pursuing avenues to dispose of the airplanes through a sale
process. Effective with the designation of the airplanes as held for sale, we suspended recording depreciation on these assets.

12	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 6. Fair Value Disclosures

	February 28, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ................................................................................	$6,246,599	$213,504	$212,409	$—	$6,672,512
Corporate debt securities ...................................................................................	—	6,641,104	25,925	—	6,667,029
Collateralized debt obligations and collateralized loan obligations ............	—	1,140,317	71,827	—	1,212,144
U.S. government and federal agency securities .............................................	2,481,241	92,098	—	—	2,573,339
Municipal securities ............................................................................................	—	427,829	—	—	427,829
Sovereign obligations .........................................................................................	978,901	734,661	—	—	1,713,562
Residential mortgage-backed securities .........................................................	—	1,971,845	7,526	—	1,979,371
Commercial mortgage-backed securities .......................................................	—	84,937	471	—	85,408
Other asset-backed securities ...........................................................................	—	380,601	147,319	—	527,920
Loans and other receivables ..............................................................................	—	1,891,354	153,764	—	2,045,118
Derivatives ............................................................................................................	263	4,271,426	4,305	(3,617,326)	658,668
Investments at fair value ....................................................................................	—	8	157,881	—	157,889
Total financial instruments owned, excluding Investments at fair value based on NAV .................................................................................................	$9,707,004	$17,849,684	$781,427	$(3,617,326)	$24,720,789
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ............................	$381,467	$—	$—	$—	$381,467
Securities received as collateral .......................................................................	287,078	—	—	—	287,078

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................................................................................	$4,600,182	$124,726	$590	$—	$4,725,498
Corporate debt securities ...................................................................................	—	4,369,662	1,113	—	4,370,775
U.S. government and federal agency securities .............................................	2,433,696	—	—	—	2,433,696
Sovereign obligations .........................................................................................	889,042	759,466	—	—	1,648,508
Residential mortgage-backed securities .........................................................	—	—	15	—	15
Commercial mortgage-backed securities .......................................................	—	—	1,154	—	1,154
Loans.....................................................................................................................	—	138,269	848	—	139,117
Derivatives ............................................................................................................	—	4,209,460	46,381	(3,577,377)	678,464
Total financial instruments sold, not yet purchased ....................................	$7,922,920	$9,601,583	$50,101	$(3,577,377)	$13,997,227
Other secured financings ...................................................................................	$—	$9,526	$12,705	$—	$22,231
Obligation to return securities received as collateral ....................................	287,078	—	—	—	287,078
Long-term debt ....................................................................................................	—	2,214,719	860,684	—	3,075,403
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.37 billion at February 28, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

February 2025 Form 10-Q	13
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ................................................................................	$5,238,058	$302,051	$239,364	$—	$5,779,473
Corporate debt securities ...................................................................................	—	5,310,815	24,931	—	5,335,746
Collateralized debt obligations and collateralized loan obligations ............	—	1,029,662	63,976	—	1,093,638
U.S. government and federal agency securities .............................................	3,583,139	160,227	—	—	3,743,366
Municipal securities ............................................................................................	—	320,507	—	—	320,507
Sovereign obligations .........................................................................................	749,912	630,681	172	—	1,380,765
Residential mortgage-backed securities .........................................................	—	2,348,862	7,714	—	2,356,576
Commercial mortgage-backed securities .......................................................	—	146,752	477	—	147,229
Other asset-backed securities ...........................................................................	—	110,687	103,214	—	213,901
Loans and other receivables ..............................................................................	—	1,706,152	152,586	—	1,858,738
Derivatives ............................................................................................................	146	3,181,454	3,926	(2,667,751)	517,775
Investments at fair value ....................................................................................	—	6	137,865	—	137,871
Total financial instruments owned, excluding Investments at fair value based on NAV .................................................................................................	$9,571,255	$15,247,856	$734,225	$(2,667,751)	$22,885,585
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .............................	$120,414	$—	$—	$—	$120,414
Securities received as collateral .......................................................................	185,588	—	—	—	185,588

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................................................................................	$3,013,877	$73,240	$208	$—	$3,087,325
Corporate debt securities ...................................................................................	—	3,105,010	165	—	3,105,175
U.S. government and federal agency securities .............................................	2,904,379	26	—	—	2,904,405
Sovereign obligations .........................................................................................	667,647	422,124	—	—	1,089,771
Commercial mortgage-backed securities ......................................................	—	—	1,153	—	1,153
Loans.....................................................................................................................	—	92,321	16,864	—	109,185
Derivatives ............................................................................................................	13	3,477,802	26,212	(2,793,713)	710,314
Total financial instruments sold, not yet purchased ....................................	$6,585,916	$7,170,523	$44,602	$(2,793,713)	$11,007,328
Other secured financings ...................................................................................	$—	$9,964	$14,884	$—	$24,848
Obligation to return securities received as collateral ...................................	185,588	—	—	—	185,588
Long-term debt ....................................................................................................	—	1,529,443	821,903	—	2,351,346
(1)Excludes investments at fair value based on NAV of $1.25 billion at November 30, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

14	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
There have been no significant changes in valuation techniques and inputs used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis. Refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended
November 30, 2024.
Investments at Fair Value
Investments at fair value includes investments in hedge funds, private equity funds, credit funds, real estate funds and other funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value
hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for
subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within
Level 2 or Level 3 of the fair value hierarchy.
Information about our investments in entities that have the
characteristics of an investment company:

	February 28, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ..............	$672,192	$—	Quarterly (52%) Monthly (48%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ..............	63,573	27,172	N/R (100%)	N/R
Credit Funds (4) ..............	456,714	106	Quarterly (64%) Monthly (3%) N/R (33%)	90 days 30 days N/R
Real Estate and Other Funds (5) ....	174,023	169,928	Quarterly (24%) N/R (76%)	90 days N/R
Total ......................	$1,366,502	$197,206

	November 30, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ............	$660,720	$—	Quarterly (53%) Monthly (47%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ............	60,215	30,530	N/R (100%)	N/R
Credit Funds (4)	430,429	30,554	Quarterly (72%) Monthly (3%) N/R (25%)	90 days 30 days N/R
Real Estate and Other Funds (5) .	101,325	232,696	N/R (100%)	N/R
Total ...................	$1,252,689	$293,780
N/R - Not redeemable
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets, in commodities and multi-asset securities.
(3)Includes investments in equity funds that invest in the equity of various U.S.
and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to ten years.
(4)Primarily includes investments in funds that invest in:
•distressed and special situations long/short credit strategies across sectors and asset types;
•short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days;
•distressed and event-driven opportunities across structured credit, opportunistic credit, and private credit.
(5)Primarily includes investments in corporate real estate strategies focused on buying or building real estate businesses.

February 2025 Form 10-Q	15
Notes to Consolidated Financial Statements
Level 3 Rollforwards

									For instruments still held at February 28, 2025, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2025	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities ...	$239,364	$2,864	$1,703	$(1,016)	$—	$—	$(30,506)	$212,409	$5,300	$—
Corporate debt securities ......	24,931	(1,002)	6,753	(895)	—	—	(3,862)	25,925	(1,248)	—
CDOs and CLOs .......................	63,976	(4,646)	17,177	(9,981)	—	—	5,301	71,827	(4,664)	—
Sovereign obligations .............	172	2	—	(174)	—	—	—	—	(1)	—
RMBS ........................................	7,714	(167)	—	—	(21)	—	—	7,526	(59)	—
CMBS ........................................	477	(6)	—	—	—	—	—	471	—	—
Other ABS .................................	103,214	(1,889)	54,165	(4,709)	(2,312)	—	(1,150)	147,319	(1,318)	—
Loans and other receivables .	152,586	(949)	78,763	(53,590)	(9,170)	—	(13,876)	153,764	(1,545)	—
Investments at fair value .......	137,865	393	21,288	—	(1,665)	—	—	157,881	393	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ...	$208	$(72)	$—	$454	$—	$—	$—	$590	$72	$—
Corporate debt securities ......	165	(40)	(383)	1,025	—	—	346	1,113	24	—
RMBS ........................................	—	—	—	15	—	—	—	15	—	—
CMBS ........................................	1,153	1	—	35	—	—	(35)	1,154	(1)	—
Loans ........................................	16,864	301	(1,917)	75	—	—	(14,475)	848	89	—
Net derivatives (2) ...................	22,286	(16,020)	—	22,588	(279)	299	13,202	42,076	14,559	—
Other secured financings .......	14,884	(1,938)	—	—	(241)	—	—	12,705	1,938
Long-term debt ........................	821,903	(55,177)	—	—	—	124,554	(30,596)	860,684	29,428	25,749
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
Analysis of Level 3 Assets and Liabilities for the Three Months
Ended February 28, 2025
Transfers of assets of $52.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $24.8 million, corporate equity securities of $20.5 million and CDOs and CLOs of $5.7 million due to reduced pricing transparency.
Transfers of assets of $96.6 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $51.0 million, loans and other receivables of $38.7 million, corporate debt securities of $4.2 million and other ABS of $2.3 million due to greater pricing transparency.
Transfers of liabilities of $22.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $13.2 million and structured notes within long-term debt of $8.6 million due to reduced pricing and
market transparency.
Transfers of liabilities of $53.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $39.1 million and loans of $14.5 million due to greater pricing and market
transparency.
Net losses on Level 3 assets were $5.4 million and net gains on
Level 3 liabilities were $72.9 million for the three months ended
February 28, 2025. Net losses on Level 3 assets were primarily due to decreased market values in CDOs and CLOs, other ABS,
corporate debt securities and loans and other receivables,
partially offset by an increase in corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market valuations of certain structured notes within long-term debt, certain derivatives and other secured financings.

16	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

									For instruments still held at February 29, 2024, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2023	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 29, 2024	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$181,294	$(197)	$167	$(265)	$—	$—	$(7,785)	$173,214	$(158)	$—
Corporate debt securities	26,112	846	20,437	(513)	(200)	—	(11,347)	35,335	801	—
CDOs and CLOs .................	64,862	11,121	16,997	(13,836)	(9,539)	—	(238)	69,367	1,355	—
RMBS ..................................	20,871	(202)	—	—	(5,360)	—	(14,625)	684	32	—
CMBS ..................................	508	(35)	—	—	—	—	—	473	(64)	—
Other ABS ...........................	117,661	(3,165)	11,686	(17,650)	(5,834)	—	(442)	102,256	(1,468)	—
Loans and other receivables ....................	130,101	(15,592)	5,477	(24,382)	(3,007)	—	(13,712)	78,885	(17,991)	—
Investments at fair value .	130,835	(10,691)	1,627	—	—	—	(7)	121,764	(10,691)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$676	$(7)	$—	$6	$—	$—	$—	$675	$7	$—
Corporate debt securities	124	—	—	—	—	—	—	124	—	—
CMBS ..................................	840	—	(245)	350	—	—	(1)	944	—	—
Loans ..................................	1,521	(54)	(81)	—	—	—	80	1,466	(183)	—
Net derivatives (2) .............	50,955	(4,833)	—	245	—	—	5,722	52,089	4,340	—
Other secured financings .	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt ..................	744,597	12,284	—	—	—	21,456	1,192	779,529	(14,477)	2,193
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
•Loans and other receivables of $6.5 million, Other ABS of $1.7 million, corporate debt securities of $1.7 million and corporate equity securities of $1.3 million due to reduced pricing
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
•Structured notes within long-term debt of $16.1 million and net derivatives of $15.4 million due to reduced pricing and market transparency.
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
different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any

February 2025 Form 10-Q	17
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
financial instruments during the period as well as transfers into and out of Level 3 each period.

February 28, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$212,409
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$83
		Scenario Analysis	EBITDA multiple	4.6			—
Corporate debt securities ........................	$25,925	Market approach	Price	$49	-	$117	$71
		Discounted cash flows	Discount rate/yield	22%			—
CDOs and CLOs ..........................................	$57,986	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	17%	17%
		Market approach	Price	$70	-	$104	$98
		Scenario analysis	Estimated recovery percentage	49%			—
RMBS ...........................................................	$7,526	Discounted cash flows	Constant prepayment rate	40%			—
			Loss severity	90%			—
			Discount rate/yield	15%			—
Other ABS ...................................................	$146,290	Discounted cash flows	Discount rate/yield	12%	-	34%	22%
			Cumulative loss rate	18%	-	34%	26%
			Duration (years)	0.7	-	0.8	0.8
		Market approach	Price	$104	-	$126	$114
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$153,764	Market approach	Price	$21	-	$104	$77
		Scenario analysis	Estimated recovery percentage	18%	-	245%	84%
Derivatives ..................................................	$2,816
Embedded options		Market approach	Basis points upfront	0.4			—
Investments at fair value ..........................	$152,786
Private equity securities		Market approach	Price	$0	-	$8,335	$1,616
			Discount rate/yield	28%			—
			Revenue	$29,753,075			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$848	Market approach	Price	$21	-	$100	$24
Derivatives ..................................................	$45,281
Equity options		Volatility benchmarking	Volatility	34%	-	95%	49%
Options		Market approach	Basis points upfront	7.8	-	22.6	15.0
Other secured financings .........................	$12,705	Scenario analysis	Estimated recovery percentage	76%	-	100%	96%
		Market approach	Price	$115			—
Long-term debt ..........................................	$860,684
Structured notes		Market approach	Price	$59	-	$113	$92

18	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

November 30, 2024
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$239,364
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$68
Corporate debt securities ........................	$24,931	Market approach	Price	$28	-	$105	$74
CDOs and CLOs ..........................................	$53,388	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	14%	-	32%	26%
		Market approach	Price	$70	-	$106	$94
RMBS	$7,714	Discounted cash flows	Constant prepayment rate	20%			—
			Loss severity	10%			—
			Discount rate/yield	12%			—
Other ABS ...................................................	$98,172	Discounted cash flows	Discount rate/yield	19%	-	30%	25%
			Cumulative loss rate	17%	-	34%	24%
			Duration (years)	0.9	-	1.0	0.9
		Market approach	Price	$106	-	$127	$121
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$152,586	Market approach	Price	$17	-	$106	$75
		Scenario analysis	Estimated recovery percentage	3%	-	252%	50%
Derivatives ..................................................	$1,396
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$132,769
Private equity securities		Market approach	Price	$1	-	$8,506	$501
			Discount rate/yield	28%			—
			Revenue	$29,908,372			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$16,864	Market approach	Price	$17	-	$100	$75
		Scenario analysis	Estimated recovery percentage	0%	-	205%	50%
Derivatives ..................................................	$25,045
Equity options		Volatility benchmarking	Volatility	28%	-	102%	49%
Options		Market approach	Basis points upfront	8.0	-	22.3	14.9
Other secured financings .........................	$14,884	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
		Market approach	Price	$117			—
Long-term debt ..........................................	$821,903
Structured notes		Market approach	Price	$61	-	$122	$96
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28,
2025 and November 30, 2024, asset exclusions consisted of
$21.9 million and $23.9 million, respectively, primarily composed of CDOs and CLOs, Other ABS, Investments at fair value, certain derivatives, RMBS and CMBS. At February 28, 2025 and
November 30, 2024, liability exclusions consisted of $4.0 million and $2.7 million, respectively, primarily composed of certain derivatives, loans, CMBS, RMBS, corporate equity securities and corporate debt securities.
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
private equity securities, nonexchange-traded securities,
corporate debt securities, CDOs and CLOs, other ABS, loans
and other receivables, other secured financings or structured

February 2025 Form 10-Q	19
Notes to Consolidated Financial Statements
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
•Non-exchange-traded securities, loans and other receivables,
CDOs and CLOs, other ABS and other secured financings using
scenario analysis. A significant increase (decrease) in the
possible recovery rates and EBITDA multiple of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the
financial instrument.
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
Form 10-K for the year ended November 30, 2024.
Fair value option gains (losses):

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024
Financial instruments owned:
Loans and other receivables ................................	$13,283	$(7,410)
Other secured financings:
Other changes in fair value (2) .............................	$1,938	$(4,482)
Long-term debt:
Changes in instrument-specific credit risk (1) ..	$37,898	$(3,980)
Other changes in fair value (2) .............................	16,994	(43,817)
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
(2)Other changes in fair value are included in Principal transactions revenues.
Fair value option amounts by which contractual principal is
greater than (less than) fair value:

$ in thousands	February 28, 2025	November 30, 2024
Financial instruments owned:
Loans and other receivables (1) ...........................	$1,317,633	$1,603,512
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2) ...........................................................	188,801	132,838
Long-term debt .......................................................	198,249	131,107
Other secured financings ......................................	2,397	459
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $62.4 million and $48.8 million at February 28, 2025 and November 30, 2024, respectively.
The aggregate fair value of loans and other receivables on
nonaccrual status and/or 90 days or greater past due was $113.4 million and $126.9 million at February 28, 2025 and
November 30, 2024, respectively, which includes loans and other receivables 90 days or greater past due of $111.0 million and
$120.0 million at February 28, 2025 and November 30, 2024,
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
We have equity securities without readily determinable fair
values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million at both
February 28, 2025 and November 30, 2024. There were no
impairments and downward adjustments on these investments
during the three months ended February 28, 2025 and
February 29, 2024.

20	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
In connection with our derivative activities, we may enter into
International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties.

	February 28, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$4,897	3	$—	—
Foreign exchange contracts:
Bilateral OTC .......................................	58,815	3	—	—
Total derivatives designated as accounting hedges ............................	63,712		—
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	263	45,486	—	22,552
Cleared OTC ........................................	1,790,994	7,264	1,823,494	7,679
Bilateral OTC .......................................	350,898	1,518	667,793	991
Foreign exchange contracts:
Bilateral OTC .......................................	101,760	42,295	119,188	12,740
Equity contracts:
Exchange-traded ................................	842,797	2,002,426	731,454	1,764,359
Bilateral OTC .......................................	1,025,374	29,093	838,819	23,043
Commodity contracts:
Exchange-traded ................................	10	602	115	568
Bilateral OTC .......................................	4,519	11,289	1,509	5,148
Credit contracts:
Cleared OTC ........................................	43,080	106	42,589	72
Bilateral OTC .......................................	52,587	17	30,880	24
Total derivatives not designated as accounting hedges .......................	4,212,282		4,255,841
Total gross derivative assets/ liabilities:
Exchange-traded ................................	843,070		731,569
Cleared OTC ........................................	1,838,971		1,866,083
Bilateral OTC .......................................	1,593,953		1,658,189
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(617,442)		(617,442)
Cleared OTC ........................................	(1,836,758)		(1,848,671)
Bilateral OTC .......................................	(1,163,126)		(1,111,264)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$658,668		$678,464
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
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of
Financial Condition.

February 2025 Form 10-Q	21
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC .........................................	$3,396	3	$—	—
Foreign exchange contracts:
Bilateral OTC ........................................	41,903	3	—	—
Total derivatives designated as accounting hedges .............................	45,299		—
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded .................................	273	16,548	13	32,984
Cleared OTC .........................................	1,030,842	6,663	1,030,671	6,891
Bilateral OTC ........................................	365,678	1,096	717,255	1,256
Foreign exchange contracts:
Bilateral OTC ........................................	132,240	57,786	138,608	35,545
Equity contracts:
Exchange-traded .................................	682,327	1,777,822	521,889	1,574,498
Bilateral OTC ........................................	855,169	33,516	1,024,129	20,587
Commodity contracts:
Exchange-traded .................................	22	806	17	697
Bilateral OTC .......................................	4,570	11,691	1,381	5,180
Credit contracts:
Cleared OTC .........................................	31,488	66	38,711	32
Bilateral OTC ........................................	37,618	16	31,353	32
Total derivatives not designated as accounting hedges .............................	3,140,227		3,504,027
Total gross derivative assets/ liabilities:
Exchange-traded .................................	682,622		521,919
Cleared OTC .........................................	1,065,726		1,069,382
Bilateral OTC ........................................	1,437,178		1,912,726
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded .................................	(476,364)		(476,364)
Cleared OTC .........................................	(1,058,995)		(1,066,232)
Bilateral OTC ........................................	(1,132,392)		(1,251,117)
Net amounts per Consolidated Statements of Financial Condition (4) ..................................	$517,775		$710,314
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
Financial Condition.
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended
Gains (Losses)	February 28, 2025	February 29, 2024
Interest rate swaps (1) ................................................	$(5,628)	$(4,558)
Long-term debt .............................................................	(6,691)	(11,267)
Total ...............................................................................	$(12,319)	$(15,825)
(1)Includes net settlements of $11.9 million and $15.8 million for the three months ended February 28, 2025 and February 29, 2024, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss):

$ in thousands	Three Months Ended
Gains (Losses)	February 28, 2025	February 29, 2024
Foreign exchange contracts .......................................	$16,854	$2,117
Total ...............................................................................	$16,854	$2,117
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended
Gains (Losses)	February 28, 2025	February 29, 2024
Interest rate contracts .................................................	$(22,502)	$21,722
Foreign exchange contracts .......................................	(4,875)	(9,834)
Equity contracts ...........................................................	494,216	(309,656)
Commodity contracts ..................................................	5,734	4,100
Credit contracts ............................................................	1,051	(4,573)
Total ...............................................................................	$473,624	$(298,241)
The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising our business
activities and are before consideration of economic hedging
transactions, which generally offset the net gains (losses)
included above. We substantially mitigate our exposure to market risk on our cash instruments through derivative contracts, which generally provide offsetting revenues, and we manage the risk associated with these contracts in the context of our overall risk management framework.

22	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
OTC Derivatives
Remaining contract maturities at February 28, 2025:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$4,514	$—	$—	$—	$4,514
Equity options and forwards ..........	237,386	216,424	—	—	453,810
Credit default swaps .......................	—	27,055	—	—	27,055
Total return swaps ...........................	150,024	54,555	231	(3,816)	200,994
Foreign currency forwards, swaps and options .................................	119,656	2,013	—	—	121,669
Fixed income forwards ...................	25,679	—	—	—	25,679
Interest rate swaps, options and forwards ......................................	68,054	157,692	32,137	(30,958)	226,925
Total ...................................................	$605,313	$457,739	$32,368	$(34,774)	1,060,646
Cross-product counterparty netting ..........................................					(36,026)
Total OTC derivative assets included in Financial instruments owned ....................					$1,024,620

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$1,504	$—	$—	$—	$1,504
Equity options and forwards ..........	123,339	85,742	13,442	—	222,523
Credit default swaps ........................	1,049	3,748	—	—	4,797
Total return swaps ...........................	181,051	93,519	—	(3,816)	270,754
Foreign currency forwards, swaps and options .................................	78,859	1,425	—	—	80,284
Fixed income forwards ...................	718	—	—	—	718
Interest rate swaps, options and forwards ......................................	57,420	104,297	440,665	(30,958)	571,424
Total ...................................................	$443,940	$288,731	$454,107	$(34,774)	1,152,004
Cross-product counterparty netting ..........................................					(36,026)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased ...................................					$1,115,978
(1)At February 28, 2025, we held net exchange-traded derivative assets and liabilities and other credit agreements with a fair value of $225.6 million and
$114.1 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At
February 28, 2025, cash collateral received and pledged was $591.6 million and $551.6 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at February 28, 2025:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$170,331
BBB- to BBB+ ...........................................................................................	42,612
BB+ or lower .............................................................................................	487,458
Unrated .....................................................................................................	324,219
Total ..........................................................................................................	$1,024,620
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	February 28, 2025
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$1,746.9	$605.2	$2,352.1

	November 30, 2024
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$395.2	$553.4	$948.6
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
been required to return and/or post additionally to our
counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

$ in millions	February 28, 2025	November 30, 2024
Derivative instrument liabilities with credit-risk- related contingent features ...................................	$135.5	$102.3
Collateral posted ..........................................................	(99.5)	(50.6)
Collateral received .......................................................	295.4	296.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ..............................................	331.4	347.8
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

February 2025 Form 10-Q	23
Notes to Consolidated Financial Statements
Note 8. Collateralized Transactions

	February 28, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,979.7	$2,190.7	$257.7	$4,428.1
Corporate debt securities .....................	474.9	5,146.5	—	5,621.4
Mortgage-backed and asset-backed securities .....................	—	2,187.7	—	2,187.7
U.S. government and federal agency securities .....................	30.3	8,665.9	—	8,696.2
Municipal securities ........	—	228.3	—	228.3
Sovereign obligations .....	16.8	1,889.9	29.4	1,936.0
Loans and other receivables ..................	—	376.4	—	376.4
Total ..................................	$2,501.6	$20,685.4	$287.1	$23,474.1

	November 30, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$2,059.8	$1,394.2	$3.9	$3,457.8
Corporate debt securities .....................	416.4	4,522.5	—	4,938.9
Mortgage-backed and asset-backed securities .....................	—	2,384.8	—	2,384.8
U.S. government and federal agency securities .....................	30.9	6,837.1	—	6,868.0
Municipal securities ........	—	212.1	—	212.1
Sovereign obligations .....	33.7	1,981.0	181.7	2,196.4
Loans and other receivables ..................	—	757.4	—	757.4
Total ..................................	$2,540.9	$18,088.9	$185.6	$20,815.4

	February 28, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,552.0	$138.4	$383.8	$427.4	$2,501.6
Repurchase agreements .	2,601.6	8,388.2	5,671.7	4,023.9	20,685.4
Obligation to return securities received as collateral, at fair value .............................	287.1	—	—	—	287.1
Total ...................................	$4,440.7	$8,526.6	$6,055.5	$4,451.3	$23,474.1

	November 30, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,617.8	$154.3	$250.4	$518.4	$2,540.9
Repurchase agreements .	2,258.1	7,055.1	4,182.8	4,592.9	18,088.9
Obligation to return securities received as collateral, at fair value .............................	185.6	—	—	—	185.6
Total ...................................	$4,061.5	$7,209.4	$4,433.2	$5,111.2	$20,815.4
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities
received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending
transactions, satisfy margin requirements on derivative
transactions or cover short positions. At February 28, 2025 and
November 30, 2024, the approximate fair value of securities
received as collateral by us that may be sold or repledged was
$44.15 billion and $37.63 billion, respectively. At February 28,
2025 and November 30, 2024, a substantial portion of the
securities received by us had been sold or repledged.

24	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements
(repurchase transactions).

	February 28, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$8,402.2	$—	$8,402.2	$(435.3)	$(1,804.9)	$6,162.0
Reverse repurchase agreements .........................................	15,146.3	(7,021.1)	8,125.2	(1,607.0)	(6,418.1)	100.1
Securities received as collateral, at fair value ...................	287.1	—	287.1	—	(287.1)	—
Liabilities:
Securities lending arrangements ........................................	$2,501.6	$—	$2,501.6	$(435.3)	$(1,999.0)	$67.3
Repurchase agreements .......................................................	20,685.4	(7,021.1)	13,664.3	(1,607.0)	(11,182.2)	875.1
Obligation to return securities received as collateral, at fair value .............................................................................	287.1	—	287.1	—	(287.1)	—

	November 30, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$7,213.4	$—	$7,213.4	$(325.4)	$(1,537.3)	$5,350.7
Reverse repurchase agreements .........................................	11,930.7	(5,751.0)	6,179.7	(1,475.9)	(4,574.0)	129.8
Securities received as collateral, at fair value ...................	185.6	—	185.6	—	(185.6)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.9	$—	$2,540.9	$(325.4)	$(2,091.4)	$124.1
Repurchase agreements .......................................................	18,088.9	(5,751.0)	12,337.9	(1,475.9)	(10,274.6)	587.4
Obligation to return securities received as collateral, at fair value .............................................................................	185.6	—	185.6	—	(185.6)	—
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
(3)Includes $6.10 billion of securities borrowing arrangements, for which we have received securities collateral of $5.94 billion, and $815.0 million of repurchase agreements, for which we have pledged securities collateral of $831.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.31 billion of securities borrowing arrangements, for which we have received securities collateral of $5.19 billion, and $645.0 million of repurchase agreements, for which we have pledged securities collateral of $656.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

February 2025 Form 10-Q	25
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
accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

$ in millions	February 28, 2025	November 30, 2024
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ...................	$1,665.9	$1,132.6
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
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Transferred assets .....................................................	$42.0	$1,502.0
Proceeds on new securitizations .............................	42.0	1,502.0
Cash flows received on retained interests ..............	6.4	11.0
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
February 28, 2025 and November 30, 2024.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

$ in millions	February 28, 2025		November 30, 2024
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$3,125.7	$29.7	$3,956.8	$105.7
U.S. government agency CMBS ...	1,348.6	55.6	1,817.1	91.8
CLOs .................................................	9,083.5	31.3	9,001.9	37.2
Consumer and other loans ...........	1,204.0	36.1	1,424.4	52.1
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
•Financing of agency and non-agency mortgage-backed and
other asset-backed securities;
•Acting as servicer for a fee to automobile loan financing
vehicles;

26	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
and our market-making activities related to the variable interests.
Consolidated VIEs:

	February 28, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$2.0
Financial instruments owned ........................................	—	43.4
Securities purchased under agreements to resell (2)	2,964.0	—
Receivables from brokers (3) .........................................	—	18.9
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	89.3
Total assets ......................................................................	$2,964.0	$156.6
Financial instruments sold, not yet purchased ...........	$—	$9.0
Other secured financings (5) .........................................	2,958.8	22.8
Other liabilities (6) ...........................................................	5.2	23.4
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,964.0	$125.3

	November 30, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.6
Financial instruments owned .........................................	—	40.0
Securities purchased under agreements to resell (2)	2,829.7	—
Receivables from brokers (3) .........................................	—	23.5
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	90.3
Total assets ......................................................................	$2,829.7	$158.4
Financial instruments sold, not yet purchased ...........	$—	$7.6
Other secured financings (5) .........................................	2,823.0	26.1
Other liabilities (6) ...........................................................	6.7	23.1
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,829.7	$126.9
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions from related consolidated entities, which are all eliminated in consolidation.
(3)$1.0 million and $1.5 million of receivables from brokers at February 28, 2025 and November 30, 2024, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$3.5 million and $3.4 million of the other assets at February 28, 2025 and
November 30, 2024, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$855.4 million and $719.0 million of the other secured financings at
February 28, 2025 and November 30, 2024, respectively, are with related consolidated entities and are eliminated in consolidation.
(6)$22.0 million of the other liabilities amounts at both February 28, 2025 and
November 30, 2024, are with related consolidated entities, which are eliminated in consolidation.
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
interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and
asset management fees for managing the project.

February 2025 Form 10-Q	27
Notes to Consolidated Financial Statements
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-
backed transactions. Our variable interest in the VIEs primarily consists of our ownership of certificates issued by the VIEs.
Nonconsolidated VIEs

	February 28, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$1,356.6	$26.3	$6,109.4	$15,549.0
Asset-backed vehicles ........	853.6	—	989.5	4,354.2
Related party private equity vehicles ............................	3.3	—	13.6	33.9
Other investment vehicles ..	1,238.7	—	1,394.5	19,586.5
Total .......................................	$3,452.2	$26.3	$8,507.0	$39,523.6

	November 30, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	951.8	$26.5	$6,511.1	$14,872.4
Asset-backed vehicles ........	827.4	—	946.3	4,266.7
Related party private equity vehicles ............................	3.7	—	14.0	34.4
Other investment vehicles ..	1,107.8	—	1,365.8	19,064.1
Total .......................................	$2,890.7	$26.5	$8,837.2	$38,237.6
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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests, sub-investment grade and senior secured U.S. loans, and senior secured Euro-
denominated corporate leveraged loans and bonds. We
underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:
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
Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP
Manager. Our variable interests in the JCP Funds, JCP General
Partners and JCP Manager (collectively, the “JCP Entities”)
consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a
portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP
Manager. At both February 28, 2025 and November 30, 2024, our total equity commitment in the JCP Entities was $133.0 million, of which $123.2 million had been funded. The carrying value of our equity investments in the JCP Entities was $2.8 million and
$3.2 million at February 28, 2025 and November 30, 2024,
respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments. At both February 28, 2025 and November 30,
2024, we had also committed to invest $1.0 million, of which $0.5 million was funded in a private equity fund managed by us for the benefit of our employees. The carrying value of our equity was
$0.5 million at both February 28, 2025 and November 30, 2024.
Other Investment Vehicles. At February 28, 2025 and
November 30, 2024, we had equity commitments to invest $1.46 billion and $1.43 billion, respectively, in various other investment vehicles, of which $1.30 billion and $1.17 billion was funded, respectively. The carrying value of our equity investments was
$1.24 billion and $1.11 billion at February 28, 2025 and
November 30, 2024, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity
commitment. These investment vehicles have assets primarily
consisting of private and public equity investments, debt
instruments, trade and insurance claims and various oil and gas assets.
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
These securities are accounted for at fair value and included in
Financial instruments owned. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

28	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
At February 28, 2025 and November 30, 2024, we held $1.55
billion and $1.84 billion of agency mortgage-backed securities, respectively, and $67.6 million and $201.1 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our
maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding
vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	February 28, 2025	November 30, 2024
Total Investments in and loans to related parties ........................................................	$1,383.3	$1,385.7

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Total equity method pickup earnings recognized in Other revenues ....................................................	$7.1	$8.7
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of February 28, 2025,
November 30, 2024 and February 29, 2024.
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
At February 28, 2025, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At February 28, 2025, our remaining commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2026 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit
Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit
Facility is a committed amount of $500.0 million at February 28,
2025. Advances are shared equally between us and MassMutual.
The facility is scheduled to mature on March 1, 2026 with
automatic one year extensions absent a 60 day termination
notice by either party. At February 28, 2025, our $250.0 million commitment was undrawn.
Activity related to the facility:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Unfunded commitment fees .......................................	$0.3	$0.3
Selected financial information for Jefferies Finance:

$ in millions	February 28, 2025	November 30, 2024
Total assets ....................................................	$6,007.1	$5,762.6
Total liabilities ................................................	4,669.9	4,415.6
Total mezzanine equity .................................	13.8	14.4

$ in millions	February 28, 2025	November 30, 2024
Our total investment balance .......................	$661.7	$666.3

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Net earnings (losses) attributable to members ........	$(1.7)	$6.9

February 2025 Form 10-Q	29
Notes to Consolidated Financial Statements
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Origination and syndication fee revenues (1) ..........	$60.2	$52.4
Origination fee expenses (1) ......................................	18.5	14.9
CLO placement and structuring fee revenues (2) ..	0.2	—
Investment fund placement fee revenues (3) ...........	0.6	0.5
Service fees (4) .............................................................	54.4	44.9
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
Receivables from Jefferies Finance, included in Other assets, were $2.5 million and $1.9 million at February 28, 2025 and
November 30, 2024, respectively. At November 30, 2024,
payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers, was $13.7 million.
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
losses incurred thereunder. At February 28, 2025, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	February 28, 2025	November 30, 2024
Total assets ...................................................	$4,183.1	$4,963.2
Total liabilities ...............................................	2,840.6	3,515.6
Total noncontrolling interest .......................	397.0	502.1

$ in millions	February 28, 2025	November 30, 2024
Our total investment balance .......................	$428.5	$427.7

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Net earnings attributable to members ......................	$37.8	$29.3

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Distributions ..................................................................	$16.1	$3.8
At February 28, 2025 and November 30, 2024, we had
commitments to purchase $18.1 million and $21.8 million,
respectively, of agency CMBS from Berkadia.
Activity related to our other transactions with Berkadia:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Transaction referral fee revenue (1) ..........................	$0.1	$—
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
is in the process of being liquidated.
Selected financial information for our significant real estate investments:

$ in millions	February 28, 2025	November 30, 2024
Total assets ....................................................	$329.2	$326.0
Total liabilities ................................................	484.2	484.7

	February 28, 2025	November 30, 2024
Our total investment balance .......................	$99.1	$97.8

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Net earnings ..................................................................	$4.6	$2.5

30	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $2.7 million and $2.9 million at February 28, 2025 and
November 30, 2024, respectively. We account for these
investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results
from these investments which are included in Principal
transactions revenues:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Net losses from our investments in JCP Fund V ......	$(0.2)	$(0.3)
At both February 28, 2025 and November 30, 2024, we were
committed to invest equity of up to $85.0 million in JCP Fund V.
At both February 28, 2025 and November 30, 2024, our unfunded commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets
resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% at February 28, 2025 of the combined equity interests:

	Three Months Ended December 31,
$ in millions	2024	2023
Net decrease in net assets resulting from operations (1) ..........................................................	$(0.6)	$(0.9)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2025 and February 29, 2024 is included based on the periods presented.
Asset Management Investments
Hildene
In July 2024, we invested $25.0 million in the Class A Common
Equity Units of Hildene Insurance Holdings, LLC (“Hildene
Insurance”), an investment fund with insurance exposures. The investment is accounted for under the equity method with a
carrying amount of $28.1 million and $27.5 million at
February 28, 2025 and November 30, 2024, respectively. On
March 1, 2025 we made an additional investment of $75 million in Hildene Insurance, which resulted in an increase of our
effective ownership from 8.83% to 23.3%.
Selected financial information for 100.0% of Hildene Insurance:

$ in millions	December 31, 2024 (1)	September 30, 2024 (1)
Total assets ....................................................	$359.1	$304.2
Total liabilities ................................................	31.8	0.2
Total members’ equity ..................................	327.3	304.0

$ in millions	Three Months Ended December 31, 2024 (1)
Net increase in members’ equity resulting from operations .......	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at February 28, 2025 and November 30, 2024 is based on the dates presented, and in our results of operations for the three months ended February 28, 2025 is based on the period presented.
ApiJect
We own shares that represent a 33.6% economic interest in
ApiJect at both February 28, 2025 and at November 30, 2024,
which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within
corporate equity securities in Financial instruments owned, at fair value. At both February 28, 2025 and November 30, 2024, the
total fair value of our total equity investment in common shares of ApiJect was $116.1 million, which is classified within Level 3 of the fair value hierarchy.
Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before
April 15, 2032, and we have a right to 1.125% of ApiJect’s future revenues.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which will mature on April 30, 2025. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both
February 28, 2025 and November 30, 2024, which would be
classified as Level 3 in the fair value hierarchy.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously
entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes were recognized within Premises
and equipment at $57.7 million. During the three months ended
February 28, 2025 and February 29, 2024, we recognized $5.6
million and $3.8 million, respectively, of operating lease income.
Also in December 2023, we provided a loan to the seller for
$30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$0.7 million and $0.6 million on the loan during the three months ended February 28, 2025 and February 29, 2024, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of
$37.1 million at both February 28, 2025 and November 30, 2024, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
May 2025, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.5 million for the three months ended February 28, 2025.
During 2024, we classified the airplanes related to the sale leaseback transaction as held for sale. The airplanes are included within Assets held for sale on our Consolidated Statements of
Financial Condition and have a carrying amount of $51.9 million at both February 28, 2025 and November 30, 2024. We are
actively pursuing avenues to dispose of the airplanes through a sale process. Effective with the designation of the airplanes as held for sale, we suspended recording depreciation on these
assets.
Note 12. Credit Losses on Financial Assets Measured at
Amortized Cost
Secured Financing Receivables. In evaluating secured financing receivables (reverse repurchases agreements, securities
borrowing arrangements, and margin loans), the underlying
collateral maintenance provisions are taken into consideration.
The underlying contractual collateral maintenance for

February 2025 Form 10-Q	31
Notes to Consolidated Financial Statements
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
Broker Receivables. Our receivables from brokers, dealers, and clearing organizations include deposits of cash with exchange clearing organizations to meet margin requirements, amounts
due from clearing organizations for daily variation settlements, securities failed-to-deliver or receive and receivables and
payables for fees and commissions. These receivables generally do not give rise to material credit risk and have a remote
probability of default either because of their short-term nature or due to the credit protection framework inherent in the design and operations of brokers, dealers and clearing organizations. As such, generally, no allowance for credit losses is held against these receivables.
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
data.
Allowance for credit losses for investment banking receivables:

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024
Beginning balance .............................................	$5,277	$6,306
Bad debt expense ..............................................	1,347	1,011
Charge-offs .........................................................	(3,076)	(2,500)
Recoveries collected .........................................	(1,502)	(1,854)
Ending balance (1) .............................................	$2,046	$2,963
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
Note 13. Goodwill and Intangible Assets
Goodwill

	Three Months Ended February 28, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments ..............................................	(1,151)	(2,140)	(3,291)
Balance, at end of period .............................	$1,531,862	$292,785	$1,824,647

	Three Months Ended February 29, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments ..............................................	(231)	—	(231)
Measurement period adjustments (1) ........	—	(26,954)	(26,954)
Goodwill relating to acquisitions by Tessellis .....................................................	—	3,366	3,366
Balance, at end of period .............................	$1,531,941	$292,096	$1,824,037
(1)Refer to Note 4, Business Acquisitions for further discussion.
Carrying values of goodwill by reporting unit:

$ in millions	February 28, 2025	November 30, 2024
Investment banking .............................................................	$700.1	$700.7
Equities and wealth management .....................................	255.2	255.4
Fixed income ........................................................................	576.5	576.9
Asset management .............................................................	143.0	143.0
Other investments ...............................................................	149.8	151.9
Total ......................................................................................	$1,824.6	$1,827.9
Intangible Assets

	February 28, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships .......................	$161,576	$622	$(107,035)	$55,163	5.3
Trademarks and trade names ............	156,418	—	(49,634)	106,784	21.2
Exchange and clearing organization membership interests and registrations ..........................................	8,678	—	—	8,678	N/A
Other ......................................................	76,049	41	(33,456)	42,634	3.6
Total .......................................................	$402,721	$663	$(190,125)	$213,259

	November 30, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,049	$26,450	$—	$(104,539)	$57,960	5.6
Trademarks and trade names ..............................	146,032	8,533	—	(45,412)	109,153	21.4
Exchange and clearing organization membership interests and registrations ............	8,715	—	(10)	—	8,705	N/A
Other ................................	50,930	26,316	—	(26,693)	50,553	3.9
Total ................................	$341,726	$61,299	$(10)	$(176,644)	$226,371
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further information.
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $7.8 million and $5.6 million for the three months ended February 28, 2025 and February 29, 2024,
respectively. These expenses are included in Depreciation and amortization.

32	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Estimated future amortization expense for the next five fiscal years (in thousands):

Remainder of fiscal year 2025 ................................................................	$22,496
Year ending November 30, 2026 ............................................................	29,880
Year ending November 30, 2027 ............................................................	27,563
Year ending November 30, 2028 ............................................................	26,383
Year ending November 30, 2029 ............................................................	15,382
Note 14. Revenues from Contracts with Customers

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024
Revenues from contracts with customers:
Investment banking .....................................................	$725,661	$679,065
Commissions and other fees ....................................	287,965	245,543
Asset management fees .............................................	45,808	29,361
Real estate revenues ...................................................	11,081	3,149
Internet connection and broadband revenues (1) ...	57,804	63,616
Other contracts with customers ................................	16,107	14,099
Total revenue from contracts with customers .......	1,144,426	1,034,833
Other sources of revenue:
Principal transactions ..................................................	407,230	640,736
Revenues from strategic affiliates ............................	43,449	21,011
Interest ...........................................................................	845,171	819,489
Other (1) .........................................................................	32,588	35,873
Total revenues .............................................................	$2,472,864	$2,551,942
(1)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in a
$63.6 million decrease in other revenue and a $63.6 million increase in internet connection and broadband revenues for the three months ended
February 29, 2024.
Disaggregation of Revenue

	Three Months Ended February 28, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$397,780	$—	$397,780
Investment banking - Underwriting .........	327,881	—	327,881
Equities (1) .................................................	286,050	—	286,050
Fixed income (1) ........................................	1,915	—	1,915
Asset management ...................................	—	45,808	45,808
Other investments .....................................	—	84,992	84,992
Total ............................................................	$1,013,626	$130,800	$1,144,426
Primary geographic region:
Americas .....................................................	$748,675	$71,070	$819,745
Europe and the Middle East .....................	173,121	58,794	231,915
Asia-Pacific ................................................	91,830	936	92,766
Total ............................................................	$1,013,626	$130,800	$1,144,426

	Three Months Ended February 29, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$338,568	$—	$338,568
Investment banking - Underwriting .........	340,497	—	340,497
Equities (1) .................................................	242,576	—	242,576
Fixed income (1) ........................................	2,430	—	2,430
Asset management ...................................	—	29,361	29,361
Other investments (2) ...............................	—	81,401	81,401
Total ............................................................	$924,071	$110,762	$1,034,833
Primary geographic region:
Americas .....................................................	$730,377	$45,199	$775,576
Europe and the Middle East (2) ...............	126,002	64,722	190,724
Asia-Pacific ................................................	67,692	841	68,533
Total ............................................................	$924,071	$110,762	$1,034,833
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
(2)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in a
$63.6 million increase in Other investments within major business activities and a $63.6 million increase in Europe and the Middle East under primary geographic regions for the three months ended February 29, 2024.
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at February 28, 2025. Investment banking
advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three months ended February 28, 2025, we recognized
$58.2 million, compared with $19.2 million during the three
months ended February 29, 2024, of revenue related to
performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, three months ended February 28, 2025, we recognized $7.7
million compared with $6.3 million during the three months
ended February 29, 2024, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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
Deferred revenue at February 28, 2025 and November 30, 2024
was $81.0 million and $79.1 million, respectively, which is
recorded in Accrued expenses and other liabilities. During the three months ended February 28, 2025 and February 29, 2024, we recognized revenues of $27.4 million and $23.8 million

February 2025 Form 10-Q	33
Notes to Consolidated Financial Statements
respectively, that were recorded as deferred revenue at the
beginning of the year.
We had receivables related to revenues from contracts with
customers of $296.2 million and $275.9 million at February 28,
2025 and November 30, 2024, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2025 and November 30, 2024, capitalized costs to fulfill a contract were $6.5 million and $5.8 million,
respectively, which are recorded in Receivables – Fees, interest and other. During the three months ended February 28, 2025, we recognized expenses of $0.9 million, compared with $1.0 million during the three months ended February 29, 2024, related to
costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges
recognized in relation to these capitalized costs during the three months ended February 28, 2025 and February 29, 2024.
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the
Senior Executive Compensation Plan and other compensation
plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
At February 28, 2025, there were approximately 2.3 million shares of restricted stock outstanding with future service required,
4.4 million RSUs outstanding with future service required
(including target RSUs that may be issued under the senior
executive compensation plan), 9.6 million RSUs outstanding with no future service required, and 5.1 million stock options
outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is
19.1 million at February 28, 2025.
In December 2024, the Compensation Committee of our Board of
Directors granted RSUs and performance stock units (“PSUs”) to each of our senior executives as follows:

$ in millions	Grant Terms
RSUs
Aggregate grant date fair value ......................................	$18.0
Vesting period ...................................................................	3-year cliff
PSUs
Aggregate target fair value ..............................................	$18.0
Service period ....................................................................	3 years
Performance period ..........................................................	Fiscal 2024 to Fiscal 2026
Performance target (1) ....................................................	10% ROTE
Performance range (2) .....................................................	7.5% - 15% ROTE
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Restricted cash awards .................................................	$115.1	$107.9
Restricted stock and RSUs (1) .......................................	35.6	20.2
Profit sharing plan ...........................................................	7.4	6.9
Total compensation cost ...............................................	$158.1	$135.0
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain
compensation plans at February 28, 2025:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ..............	$139.5	2.9
Restricted cash awards (1) ........................	1,166.9	3.0
Total ..............................................................	$1,306.4
(1)The remaining unamortized amount is included within Other assets.
Note 16. Borrowings
Short-Term Borrowings

$ in thousands	February 28, 2025	November 30, 2024
Bank loans .....................................................................	$474,756	$443,160
Fixed rate callable note ...............................................	698,050	—
Total short-term borrowings (1) ...............................	$1,172,806	$443,160
(1)Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At February 28, 2025 and November 30, 2024, the weighted
average interest rate on bank loans outstanding is 4.95% and
6.25% per annum, respectively.
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
reference to the bank’s cost of funding. At February 28, 2025, we were in compliance with all covenants under these credit
facilities.

34	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	February 28, 2025	November 30, 2024
Parent Co. unsecured borrowings
Fixed rate	2025	505,972	519,738
	2026	798,366	818,819
	2027	586,928	587,631
	2028	1,056,475	1,031,076
	2029	673,735	742,427
	2030 and Later	4,748,818	4,561,814

Variable rate	2025	350,000	—
	2026	40,405	41,230
	2027	574,959	570,432
	2029	1,311	1,311
	2030 and Later	852,851	850,273

Structured notes (1)	2025	152,123	157,638
	2026	121,951	114,308
	2027	97,529	97,758
	2028	97,399	77,781
	2029	329,635	316,139
	2030 and Later	1,756,860	1,587,721
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		12,745,317	12,076,096
Subsidiaries secured borrowings
Fixed rate	2025	148,934	160,384
	2026	42,429	42,643
	2027	19,147	13,077
	2028	54,284	35,135
	2029	112,518	104,912

Variable rate	2026	836,010	792,400
	2027	274,152	274,026

Structured note (1) .......................................................................................................................................	2028	519,906	—
Total Subsidiaries secured borrowings .................................................................................................................................................		2,007,380	1,422,577
Subsidiaries unsecured borrowings
Fixed rate	2025	1,026	—
	2027	352	—
	2029	3,752	4,310
	2030 and Later	1,264	1,347

Variable rate	2026	26,462	26,235
Total Subsidiaries unsecured borrowings .............................................................................................................................................		32,856	31,892
Total long-term debt (3) ..........................................................................................................................................................................		$14,785,553	$13,530,565
Fair value ....................................................................................................................................................................................................		$14,933,050	$13,734,421
Weighted-average interest rate (4) .......................................................................................................................................................		5.52%	5.30%
Interest rate range (4) ..............................................................................................................................................................................		0.00% - 7.52%	0.00% - 7.66%
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
(2)Carrying values of certain unsecured borrowings, totaling $2.05 billion and $2.04 billion for February 28, 2025 and November 30, 2024, respectively, include net losses of
$6.7 million and $11.3 million for the three months ended February 28, 2025 and February 29, 2024, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At February 28, 2025 and November 30, 2024 our borrowings under several credit facilities classified within Long-term debt amounted to $1.18 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28, 2025, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes and include the effect of the associated derivative instruments used in the hedge accounting relationships.

February 2025 Form 10-Q	35
Notes to Consolidated Financial Statements
During the three months ended February 28, 2025, long-term debt increased by $1.25 billion to $14.79 billion at February 28, 2025 primarily due to proceeds of $350.0 million from the drawdown of an unsecured credit facility, $216.9 million from the issuances of unsecured senior notes, $275.7 million from net issuances of structured notes and $595.1 million from increased subsidiaries borrowings. These increases were partially offset by repayments of $82.9 million on unsecured senior notes and $56.6 million of valuation gains on structured notes.
Note 17. Total Equity
Common Stock
At February 28, 2025 and November 30, 2024, we had
565,000,000 authorized shares of voting common stock with a
par value of $1.00 per share. At February 28, 2025 and
November 30, 2024, we had outstanding 206,249,504 common
shares and 205,504,272 common shares outstanding,
respectively.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. Treasury stock repurchases during the three months
ended February 28, 2025 represent repurchases of common
stock for net-share withholding under our equity compensation plan.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. As of November 30, 2024,
SMBC had cumulatively exchanged approximately 27.6 million
shares of voting common stock for 55,125 shares of Series B
Preferred Stock. Following this exchange, SMBC increased its ownership of our common stock and as a result, the CEO of
Sumitomo Mitsui Financial Group, Inc. was elected and now
serves on our Board of Directors. On September 19, 2024, SMBC
purchased 9.2 million shares of our common stock. At
February 28, 2025, SMBC owns approximately 15.7% of our
common stock on an as-converted basis and 14.5% on a fully-
diluted, as-converted basis. Refer to Note 22, Related Party
Transactions for further information regarding transactions with
SMBC.

36	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands, except per share amounts	February 28, 2025	February 29, 2024
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations ................................................................................................................................	$136,849	$164,283
Less: Net losses attributable to noncontrolling interests .....................................................................................................	(6,983)	(6,452)
Allocation of earnings to participating securities (1) .............................................................................................................	(16,039)	(14,189)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share ........	$127,793	$156,546
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share .....	$127,793	$156,546

Numerator for earnings per common share from discontinued operations:
Net losses from discontinued operations, net of taxes.........................................................................................................	—	(7,891)
Less: Net losses attributable to noncontrolling interests .....................................................................................................	—	(986)
Net losses from discontinued operations attributable to common shareholders for basic and diluted earnings per share ..................................................................................................................................................................................	$—	$(6,905)
Net earnings attributable to common shareholders for basic earnings per share .........................................................	$127,793	$149,641
Net earnings attributable to common shareholders for diluted earnings per share .......................................................	$127,793	$149,641

Denominator for earnings per common share:
Weighted average common shares outstanding ....................................................................................................................	206,046	211,535
Weighted average shares of restricted stock outstanding with future service required ..................................................	(2,200)	(2,402)
Weighted average RSUs outstanding with no future service required ................................................................................	10,690	10,913
Weighted average basic common shares ...............................................................................................................................	214,536	220,046
Stock options and other share-based awards .......................................................................................................................	5,287	2,894
Senior executive compensation plan RSU awards .................................................................................................................	2,625	2,351
Weighted average diluted common shares (2) ......................................................................................................................	222,448	225,291

Earnings (losses) per common share:
Basic from continuing operations ............................................................................................................................................	$0.60	$0.71
Basic from discontinued operations ........................................................................................................................................	—	(0.03)
Basic .............................................................................................................................................................................................	$0.60	$0.68
Diluted from continuing operations ...........................................................................................................................................	$0.57	$0.69
Diluted from discontinued operations ......................................................................................................................................	—	(0.03)
Diluted ...........................................................................................................................................................................................	$0.57	$0.66
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.
Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.7 million for the three months ended February
28, 2025, compared with 21.2 million for the three months ended February 29, 2024. Dividends paid on participating securities were $11.1 million for the three months ended February 28, 2025 and $6.3 million for the three months ended February 29, 2024. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at February 28, 2025 and were 13.4% of the weighted average common shares outstanding for the three months ended
February 28, 2025.

February 2025 Form 10-Q	37
Notes to Consolidated Financial Statements
Dividends

Three Months Ended February 28, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40

Three Months Ended February 29, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
March 26, 2025, the Board of Directors declared a dividend of
$0.40 per common share to be paid on May 29, 2025 to common
shareholders of record at May 19, 2025.
We paid cash dividends on our Series B Preferred Stock of
$11.0 million and $6.3 million for the three months ended
February 28, 2025 and February 29, 2024, respectively. The
payment of dividends is subject to the discretion of our Board of
Directors and depends upon general business conditions and
other factors that our Board of Directors may deem to be
relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	February 28, 2025	November 30, 2024
Net unrealized losses on available-for-sale securities .......................................................................	$(2,281)	$(2,406)
Net currency translation adjustments and other .....	(189,876)	(173,841)
Net unrealized losses related to instrument- specific credit risk .......................................................	(176,408)	(206,664)
Net minimum pension liability ....................................	(39,507)	(40,220)
Total accumulated other comprehensive loss, net of tax ..............................................................................	$(408,072)	$(423,131)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024
Net unrealized gains (losses) on instrument- specific credit risk at fair value (1) .............................	$2,538	$2,119
Amortization of defined benefit pension plan actuarial losses (2) .......................................................	(759)	(121)
Total reclassifications for the period, net of tax .....	$1,779	$1,998
(1)The amounts include income tax expense of $0.9 million and $0.7 million for the three months ended February 28, 2025 and February 29, 2024, respectively, which were reclassified to Principal transactions revenues.
(2)The amounts include income tax benefit of $0.2 million and $31 thousand for three months ended February 28, 2025 and February 29, 2024, respectively, which were reclassified to Compensation and benefits expenses.
Note 18. Income Taxes
At February 28, 2025 and November 30, 2024, our total gross
unrecognized tax benefits were $329.0 million and
$346.4 million, respectively.
At February 28, 2025 and November 30, 2024, we had interest
accrued of $168.0 million and $176.6 million, respectively,
included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $260.0 million and $273.8 million (net of Federal benefit) at February 28, 2025 and November 30, 2024, respectively.
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
resolution occurs.
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2021
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2022
Germany ...................................................................................................	2019
Hong Kong ...............................................................................................	2018
India ...........................................................................................................	2010

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Income tax expense ...........................	$14.2	$56.0
Effective tax rate .................................	9.4%	25.4%
Note 19. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	2031 and Later	Maximum Payout
Equity commitments (1) .....	$28.2	$18.0	$2.0	$0.1	$172.6	$220.9
Loan commitments (1) .......	—	332.2	4.9	—	—	337.1
Loan purchase commitments (2) .................	3,632.2	—	—	—	—	3,632.2
Forward starting reverse repos (3) ...............................	3,767.4	—	—	—	—	3,767.4
Forward starting repos (3) .	2,309.6	—	—	—	—	2,309.6
Other unfunded commitments (1) .................	340.8	502.0	274.8	14.2	—	1,131.8
Total commitments ............	$10,078.2	$852.2	$281.7	$14.3	$172.6	$11,399.0
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at February 28, 2025, Jefferies had also entered into back-to-back committed sale contracts aggregating to $3.46 billion.
(3)At February 28, 2025, $3.63 billion of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
February 28, 2025, our outstanding commitments relating to
Jefferies Capital Partners, LLC and its private equity funds were
$9.8 million.
Additionally, at February 28, 2025, we had other outstanding equity commitments to invest up to $153.7 million with strategic affiliates and $42.0 million to various other investments.

38	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2025, we had outstanding loan commitments of $84.9 million to clients and $2.2 million to a strategic affiliate.
Loan commitments outstanding at February 28, 2025 also
include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan
underwritings by Jefferies Finance.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at
February 28, 2025:

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts— non-credit related .........	$14,504.5	$17,288.4	$9,920.9	$50.0	$41,763.8
Total derivative contracts .......	$14,504.5	$17,288.4	$9,920.9	$50.0	$41,763.8
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2025, the fair value of derivative contracts meeting the definition of a guarantee is approximately $299.9 million.
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
At February 28, 2025, the aggregate amount of infrastructure improvement bonds outstanding was $63.3 million.
Standby Letters of Credit. At February 28, 2025, we provided guarantees to certain counterparties in the form of standby
letters of credit in the amount of $301.2 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.
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
15c3-1 in calculating net capital. Jefferies LLC, as a dually-
registered U.S. broker-dealer and futures commission merchant
(“FCM”), is also subject to Regulation 1.17 of the Commodity

February 2025 Form 10-Q	39
Notes to Consolidated Financial Statements
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At February 28, 2025, Jefferies LLC’s and JFSI’s net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,112,504	$984,377
JFSI - SEC ......................................................................	426,334	406,334
JFSI - CFTC ...................................................................	426,334	400,338
In addition, the equivalent capital requirement for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1,740.0 million and an excess capital of $920.0 million at
February 28, 2025.
At February 28, 2025, Jefferies LLC, JFSI and JIL are in
compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 28, 2025,
Jefferies LLC had $485.1 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 28, 2025,
Jefferies LLC had $595.0 million in cash and qualified U.S.
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
Investment Banking and Capital Markets also includes our
corporate lending joint venture Jefferies Finance, our commercial real estate joint venture Berkadia and historically our automobile lending and servicing activities. The Asset Management
reportable business segment provides alternative investment
management services to investors in the U.S. and overseas and generates investment income from capital invested in and
managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
Our reportable business segment information is prepared using the following methodologies:
•Net revenues and non-interest expenses directly associated
with each reportable business segment are included in
determining earnings from continuing operations before
income taxes.
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
interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

40	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Investment Banking and Capital Markets:
Net revenues	$1,399.0	$1,451.3
Non-interest expenses	1,232.0	1,296.3
Earnings from continuing operations before income taxes	167.0	155.0
Asset Management:
Net revenues	191.7	273.4
Non-interest expenses	209.9	221.7
Earnings from continuing operations before income taxes	(18.2)	51.7
Total of Reportable Business Segments:
Net revenues	1,590.7	1,724.7
Non-interest expenses	1,441.9	1,518.0
Earnings from continuing operations before income taxes	148.8	206.7
Reconciliation to consolidated amounts:
Net revenues	2.3	13.5
Non-interest expenses	—	—
Earnings from continuing operations before income taxes (1)	2.3	13.5
Total:
Net revenues	1,593.0	1,738.2
Non-interest expenses	1,441.9	1,518.0
Earnings from continuing operations before income taxes	$151.1	$220.2
(1)Management does not consider debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans, foreign currency transaction gains or losses or certain other corporate income and expense items in assessing the financial performance of operating businesses. Collectively, these items are included in the reconciliation of reportable business segment amounts to consolidated amounts.

$ in millions	February 28, 2025	November 30, 2024
Investment Banking and Capital Markets .................	$64,896.6	$59,142.9
Asset Management ......................................................	5,322.3	5,217.4
Total assets ..................................................................	$70,218.9	$64,360.3
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Three Months Ended
$ in millions	February 28, 2025	February 29, 2024
Americas (1) ....................................	$1,084.3	$1,307.8
Europe and the Middle East (2) ....	370.6	331.8
Asia-Pacific ......................................	138.1	98.6
Net revenues ...................................	$1,593.0	$1,738.2
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 22. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 28, 2025 and November 30, 2024, we had $23.6
million and $29.4 million, respectively, of loans, net of
allowance, outstanding to certain of our officers and
employees (none of whom are executive officers or directors)
that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $5.1 million and $5.0 million at
February 28, 2025 and November 30, 2024, respectively.
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
and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

February 2025 Form 10-Q	41
Notes to Consolidated Financial Statements

$ in thousands	February 28, 2025	November 30, 2024
Assets
Cash and cash equivalents ............	$400,011	$542,212
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ...............................	28,588	—
Financial instruments owned, at fair value .......................................	27,747	1,539
Securities borrowed .........................	7,265	20,403
Securities purchased under agreements to resell ..................	355,718	381,568
Receivables:
Brokers, dealers and clearing organizations ................................	1,776	3,012
Fees, interest and other ...............	5,740	7,851
Other assets .....................................	131	175
Total assets ......................................	$826,976	$956,760

Liabilities
Financial instruments sold, not yet purchased, at fair value .......	$11,927	$1,830
Securities loaned .............................	797	187
Securities sold under agreements to repurchase ..............................	562,411	631,390
Payables:
Brokers, dealers and clearing organizations ..........................	7,403	18,701
Accrued expenses and other liabilities .......................................	8,029	6,767
Long-term debt (1) ...........................	350,000	—
Total liabilities .................................	$940,567	$658,875
(1)Interest on this credit facility is based on an adjusted SOFR plus a spread.

$ in thousands	Three Months Ended February 28, 2025
Revenues
Investment banking ................................................................	$3,849
Principal transactions (1) ......................................................	(4,192)
Commissions and other fees ................................................	649
Interest .....................................................................................	7,617
Total revenues ........................................................................	7,923
Interest expense ......................................................................	10,871
Net revenues ...........................................................................	$(2,948)
Non-interest expenses
Business development ...........................................................	$4,688
Other expenses .......................................................................	4
Total non-interest expenses ................................................	$4,692
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 11, Investments for further information.

42	Jefferies Financial Group Inc.
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
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended
November 30, 2024 and filed with the Securities and Exchange
Commission (“SEC”) on January 28, 2025;
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
Consolidated Results of Operations
Overview

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024	% Change
Net revenues ....................................................	$1,593,019	$1,738,203	(8.4)%
Non-interest expenses ....................................	1,441,954	1,517,961	(5.0)%
Earnings from continuing operations before income taxes ........................................	151,065	220,242	(31.4)%
Income tax expense from continuing operations ..........................................................	14,216	55,959	(74.6)%
Net earnings from continuing operations .....	136,849	164,283	(16.7)%
Net losses from discontinued operations, net of income taxes .........................................	—	(7,891)	(100.0)%
Net losses attributable to noncontrolling interests .............................................................	(6,983)	(7,438)	(6.1)%
Preferred stock dividends ...............................	16,039	14,189	13.0%
Net earnings attributable to common shareholders .....................................................	127,793	149,641	(14.6)%
Effective tax rate from continuing operations ........................................................	9.4%	25.4%
Executive Summary
Three Months Ended February 28, 2025 Versus February 29, 2024
Consolidated Results
•Net revenues were $1.59 billion, down 8.4% compared to $1.74 billion for the prior year quarter, reflecting a more challenging environment due to uncertainties that have arisen around U.S.
policy and geopolitical events.
•Earnings from continuing operations before income taxes were
$151.1 million, down 31.4% compared to $220.2 million for the prior year quarter. Our first quarter results reflect strength in our overall Investment Banking advisory and underwriting
businesses as well our Equities business offset by a
meaningful decline in investment return generated by our Asset
Management business and a decline in the performance in our
Fixed Income business.
Business Results
•Investment banking net revenues from Advisory, Equity
underwriting and Debt underwriting totaling $725.7 million
were up 7.2% compared to $677.1 million for the prior year
quarter. Advisory net revenues were $397.8 million, up 17.5%
compared to $338.6 million for the prior year quarter, primarily attributable to meaningful market share gains and an increase in transaction levels across most sectors in the global mergers and acquisitions markets. Total underwriting net revenues
were $327.9 million, down 3.1% compared to $338.5 million for the prior year quarter, as strong results in debt underwriting was offset by a slowdown in equity underwriting activity, as overall industry opportunity in the equity market slowed
particularly in sectors where we have significant market share.
Other investment banking net revenues were negative $(25.0)
million, compared to net revenues of $49.9 million for the prior year quarter. Other investment banking net revenues include
the net returns on our investments in our Jefferies Finance and
Berkadia joint ventures and net gains or losses on investments.
•Equities net revenues were $409.1 million, up 10.0% compared to $371.8 million for the prior year quarter, attributable to stronger results across several of our equities business lines.

February 2025 Form 10-Q	43
•Fixed income net revenues were $289.2 million, down 17.9%
compared to $352.5 million for the prior year quarter, as a
result of a challenging market in the current year compared to higher confidence driving stronger activity in the prior year quarter.
•Asset management net revenues were $191.7 million
compared to $273.4 million for the prior year quarter. Asset management fees and revenues increased as strong
performance across multiple managed funds resulted in higher performance fee income for the calendar year 2024 which was
realized in the first quarter of 2025. Investment return
decreased due to a challenging investment environment for a
variety of strategies, particularly those with a long equity bias, compared to particularly strong performance across several of these strategies in the prior year quarter.
Non-interest Expenses
•Compensation and benefits expenses was $841.1 million, a
decrease of 9.3%, compared to $926.9 million for the prior year quarter. Compensation and benefits expense as a percentage
of Net revenues was 52.8%, compared to 53.3% for the prior
year quarter.
•Non-compensation expenses were $600.8 million, slightly
higher compared to $591.3 million for the prior year quarter.
Non-compensation expenses for the current year quarter
includes $16.3 million in charitable donations, including
$9.6 million to support Los Angeles wildfire relief efforts, as well as a $5.7 million land donation from HomeFed. We also
had an increase in business development expenses. Other
expenses for the prior year quarter include bad debt expenses of $27.0 million largely related to our losses associated with the shutdown of Weiss Multi-Strategy Advisers (“Weiss”). In
addition, Non-compensation expenses for the prior year quarter include Foursight activity. Non-compensation expenses as a
percentage of Net revenues was 37.7% compared to 34.0% for
the prior year quarter.
Headcount
•At February 28, 2025, we had 7,701 employees globally across all of our consolidated subsidiaries within our Investment
Banking and Capital Markets and Asset Management
reportable segments, a decrease of 121 employees from our
headcount of 7,822 at November 30, 2024. Included within our global headcount are 1,908 employees at February 28, 2025
and 2,063 employees at November 30, 2024 of our Stratos,
Tessellis, HomeFed and M Science subsidiaries.
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
Debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans,
foreign currency transaction gains or losses or certain other corporate income items are not considered by management in
assessing the financial performance of our operating businesses and are, therefore, not reported as part of our business segment results.

	Three Months Ended
	February 28, 2025		February 29, 2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ............................	$397,780	25.0%	$338,567	19.5%	17.5%
Equity underwriting ..........	128,520	8.1	209,303	12.0	(38.6)
Debt underwriting .............	199,362	12.5	129,194	7.4	54.3
Other investment banking ........................	(24,970)	(1.6)	49,946	2.9	N/M
Total Investment Banking ........................	700,692	44.0	727,010	41.8	(3.6)
Equities ..............................	409,058	25.7	371,800	21.4	10.0
Fixed income .....................	289,226	18.2	352,478	20.3	(17.9)
Total Capital Markets ......	698,284	43.9	724,278	41.7	(3.6)
Total Investment Banking and Capital Markets (1) ..................	1,398,976	87.9	1,451,288	83.5	(3.6)
Asset management fees and revenues ..............	88,630	5.6	59,657	3.4	48.6
Investment return .............	(5,634)	(0.4)	117,640	6.8	N/M
Allocated net interest (2) .	(17,221)	(1.1)	(15,012)	(0.9)	14.7
Other investments, inclusive of net interest .........................	125,940	7.9	111,098	6.4	13.4
Total Asset Management ...............	191,715	12.0	273,383	15.7	(29.9)
Other ...................................	2,328	0.1	13,532	0.8	(82.8)
Net revenues .....................	$1,593,019	100.0%	$1,738,203	100.0%	(8.4)%
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
•underwriting services, which include debt underwriting and
placement services related to investment grade debt, high yield bonds, leveraged loans, emerging market debt, global
structured notes, municipal debt, mortgage-backed and asset-

44	Jefferies Financial Group Inc.
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
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily
associated with investment banking transactions.
Investment banking net revenues were $700.7 million, down 3.6%
compared to $727.0 million for the prior year quarter.

	Deals Completed
	Three Months Ended
	February 28, 2025	February 29, 2024
Advisory transactions .................................................	92	78
Public and private equity and convertible offerings	35	58
Public and private debt financings ............................	213	182

	Aggregate Value
	Three Months Ended
$ in billions	February 28, 2025	February 29, 2024
Advisory transactions .................................................	$111.8	$54.9
Public and private equity and convertible offerings	22.4	12.8
Public and private debt financings ............................	147.2	107.3
Three Months Ended February 28, 2025 Versus February 29, 2024
Advisory net revenues were $397.8 million, up 17.5% compared to $338.6 million for the prior year quarter, primarily attributable to meaningful market share gains and an increase in transaction levels across most sectors in the global mergers and
acquisitions markets.
Total underwriting net revenues were $327.9 million, down 3.1%
compared to $338.5 million for the prior year quarter, driven by stronger debt underwriting activity and collateralized loan
origination activity. Equity underwriting net revenues decreased, as overall industry opportunity slowed particularly in sectors where we have significant market share.
Other investment banking net revenues were negative $(25.0)
million, compared to net revenues of $49.9 million for the prior year quarter and include mark-to-market net losses compared to mark-to-market net gains in the prior year quarter. Performance from our strategic Berkadia joint venture modestly increased while performance  from our strategic Jefferies Finance joint venture was lower than the prior year comparable period. Other investment banking net revenues for the prior year quarter also include Foursight revenues of $20.5 million. Foursight was sold in April 2024.
While our investment banking backlog remains strong, the extent and timing of its realization may be impacted by an environment that has become increasingly more challenging due to
uncertainties that have arisen around U.S. policy and geopolitical events. Backlog snapshots are subject to limitations as the time frame for the realization of revenues from these expected
transactions varies and is influenced by factors we do not
control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
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
Three Months Ended February 28, 2025 Versus February 29, 2024
Equities net revenues were $409.1 million, up 10.0% compared to
$371.8 million for the prior year quarter, as stronger results in our prime services business significantly increased over the prior year period. Additionally, revenues from our electronic trading and equity options businesses were also strong. These increases were partially offset by lower revenues from our traditional U.S.
equity cash business.
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
Three Months Ended February 28, 2025 Versus February 29, 2024
Fixed income net revenues were $289.2 million, down 17.9%
compared to $352.5 million for the prior year quarter, as a result of a challenging market in the current year compared to higher confidence driving stronger activity in the prior year quarter.
Strong results from our global structured solutions and
securitized markets businesses were offset by lower results in our distressed trading, municipal securities and emerging
markets businesses, which were strong in the prior year quarter.
Asset Management
We operate a diversified alternative asset management platform offering institutional clients a range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our global marketing and distribution platform, as well as operational
infrastructure and support. We often invest our own capital in the strategies offered by us and associated third-party asset
managers in which we have an interest.

February 2025 Form 10-Q	45
Asset management revenues include the following:
•management and performance fees from funds and accounts
managed by us;
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers;
•investment income from our capital invested in and managed
by us and our affiliated asset managers; and
•revenues from investments held in our other investments
portfolio, including consolidated operations from real estate development activities, foreign exchange trading and
telecommunications activities.
Asset management fees and revenues are impacted by the level of assets under management and the performance return of
those assets, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These
components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management agreements, and the
requisite notice period for such termination, vary depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and
similar revenues are recognized once a year, when they become fixed and determinable and are not probable of being
significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are
recognized in our following fiscal year.

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024	% Change
Asset management fees:
Equities .................................................	$8,394	$2,498	236.0%
Multi-asset ............................................	37,414	26,863	39.3%
Total asset management fees ..........	45,808	29,361	56.0%
Revenue from strategic affiliates (1)	42,822	30,296	41.3%
Total asset management fees and revenues ..........................................	88,630	59,657	48.6%
Investment return ................................	(5,634)	117,640	N/M
Allocated net interest ..........................	(17,221)	(15,012)	14.7%
Other investments ...............................	126,128	111,098	13.5%
Total Asset Management ..................	$191,903	$273,383	(29.8)%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended February 28, 2025 Versus February 29, 2024
Asset management fees and revenues were $88.6 million, up
49% compared to $59.7 million for the prior year quarter, as strong performance across multiple platforms resulted in higher performance fee income for the calendar year 2024, which was realized in the first quarter of 2025.
Investment return was a negative $(5.6) million, compared to
$117.6 million for the prior year quarter, with the decrease attributable to a challenging investment environment for a variety of strategies, particularly those with a long equity bias, and a particularly strong performance across several of these
strategies in the prior year quarter.
Other investments net revenues were $125.9 million, up 13%
compared to $111.1 million for the prior year quarter, attributable to net gains recognized on certain investment positions
compared to net losses recognized in the prior year quarter, as well as realized gains on property sales at HomeFed during the current year quarter.
Assets Under Management
Aggregate net asset values or net asset value equivalent assets under management:

$ in millions	February 28, 2025	November 30, 2024
Net asset values of seed investments .................	$1,876	$1,761
Net asset values of financed investments ..........	1,031	1,174
Net asset values of investments (1) .....................	2,907	2,935
Assets under management by affiliated asset managers with revenue sharing arrangements (2) ................................................	24,855	22,515
Third-party and other investments actively managed by our wholly-owned managers (3)	2,694	2,596
Total aggregate net asset values or net asset value equivalent assets under management .	$30,456	$28,046
(1)Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
(2)Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management business. November 30, 2024 includes an adjustment of
$3.0 billion.
(3)We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management business.
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
we have strategic relationships and participate in the revenues or profits of the affiliated manager.
Investments by type of asset manager:

$ in thousands	February 28, 2025	November 30, 2024
Jefferies Financial Group Inc.; as manager:
Fund investments (1) ...................................................	$203,663	$199,248
Separately managed accounts (2) ............................	216,999	177,998
Total ...............................................................................	$420,662	$377,246
Strategic affiliates; as manager:
Fund investments (1) ...................................................	$1,048,253	$944,940
Separately managed accounts (2) ............................	407,142	439,043
Investments in asset managers .................................	88,549	81,403
Total ...............................................................................	$1,543,944	$1,465,386
Total asset management investments ...................	$1,964,606	$1,842,632

46	Jefferies Financial Group Inc.
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At
February 28, 2025 and November 30, 2024 $12.0 million and $11.3 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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
businesses.
Non-interest Expenses

	Three Months Ended
$ in thousands	February 28, 2025	February 29, 2024	% Change
Compensation and benefits ...........	$841,127	$926,871	(9.3)%
Brokerage and clearing fees ..........	109,436	109,670	(0.2)
Underwriting costs ..........................	17,846	18,484	(3.5)
Technology and communications	139,475	137,512	1.4
Occupancy and equipment rental .	30,199	28,153	7.3
Business development ...................	72,291	57,651	25.4
Professional services .....................	72,466	77,844	(6.9)
Depreciation and amortization ......	30,988	43,202	(28.3)
Cost of sales ....................................	41,568	34,671	19.9
Other ..................................................	86,558	83,903	3.2
Total non-interest expenses .........	$1,441,954	$1,517,961	(5.0)%
Total Non-interest Expenses
Three Months Ended February 28, 2025 Versus February 29, 2024
Non-interest expenses were $1.44 billion, a decrease of 5.0%, compared to $1.52 billion for the prior year quarter. The decrease is primarily attributable to lower compensation expense on lower
Net revenues activity.
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
Compensation and benefits expense includes amortization
expense associated with these awards to the extent vesting is contingent on future service. In addition, certain awards to our
Chief Executive Officer and our President contain performance conditions and the awards are amortized over their service
periods.
Compensation and benefits expense was $841.1 million
compared to $926.9 million for the prior year quarter. A
significant portion of our compensation expense is highly
variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 52.8% compared with
53.3% for the prior year quarter.
Compensation expense related to the amortization of share- and cash-based awards amounted to $150.7 million compared to
$128.1 million for the prior year quarter.
At February 28, 2025, we had 7,701 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments, a decrease of 121 employees from our headcount of
7,822 at November 30, 2024. Included within our global
headcount are 1,908 employees at February 28, 2025 and 2,063 employees at November 30, 2024 of our Stratos, Tessellis,
HomeFed, and M Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended February 28, 2025 Versus February 29, 2024
Non-compensation expenses were $600.8 million, slightly higher compared to $591.3 million for the prior year quarter. Non-
compensation expenses for the current year quarter includes
$16.3 million in charitable donations, including $9.6 million to support Los Angeles wildfire relief efforts, as well as a
$5.7 million land donation from HomeFed. We also had an
increase business development expenses. Other expenses for
the prior year quarter include bad debt expenses of $27.0 million largely related to our losses associated with the shutdown of
Weiss. In addition, Non-compensation expenses for the prior year quarter include Foursight activity. Non-compensation expenses as a percentage of Net revenues was 37.7% compared to 34.0%
for the prior year quarter.
Income Taxes
For the three months ended February 28, 2025 and February 29,
2024, the provision for income taxes on continuing operations was $14.2 million and $56.0 million, respectively, equating to an effective tax rate of 9.4%, and 25.4%, respectively. The lower rate was primarily driven by the partial resolution of certain state and local tax matters.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and
assumptions that affect the amounts reported in our
consolidated financial statements and related notes. Actual
results can and may differ from estimates. These differences could be material to our consolidated financial statements.

February 2025 Form 10-Q	47
We believe our application of U.S. GAAP and the associated
estimates are reasonable. Our accounting estimates are
reevaluated, and adjustments are made when facts and
circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
For further discussions of the following significant accounting policies and other significant accounting policies, refer to Note 2,
Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
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
2024 and Note 6, Fair Value Disclosures in our consolidated
financial statements included in this Quarterly Report on Form
10-Q for further information on the definitions of fair value, Level
1, Level 2 and Level 3 and related valuation techniques.)
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
one of these investments might be significantly impaired, we generally obtain from such investee updated cash flow
projections and obtain other relevant information related to

48	Jefferies Financial Group Inc.
assessing the overall valuation of the investee. Utilizing this information, we assess whether the investment is considered to be other-than-temporarily impaired. To the extent an investment is deemed to be other-than-temporarily impaired, an impairment charge is recognized for the amount, if any, by which the
investment’s book value exceeds our estimate of the
investment’s fair value.
Goodwill
At February 28, 2025, goodwill of $1.82 billion represents 2.6% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our
consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30,
2024 and Note 13, Goodwill and Intangible Assets in our
consolidated financial statements included in this Quarterly
Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when
circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the
estimated fair value of each reporting unit with its carrying value.
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
to arrive at the estimate fair value of each reporting unit on a controlling basis.
Carrying values of goodwill by reporting unit:

$ in millions	February 28, 2025	November 30, 2024
Investment banking ..........................................................	$700.1	$700.7
Equities and wealth management ..................................	255.2	255.4
Fixed income .....................................................................	576.5	576.9
Asset management ..........................................................	143.0	143.0
Other investments ............................................................	149.8	151.9
Total ....................................................................................	$1,824.6	$1,827.9
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity
investments or securities. Over the most recent years, we
completed several critical steps to substantially liquidate our legacy Other investments portfolio of businesses, including the sales of Foursight in April 2024 and the wholesale operations of
OpNet in August 2024.
In keeping with our strategy of returning excess liquidity to shareholders, during the three months ended February 28, 2025, we returned an aggregate of $149.0 million to shareholders
primarily in the form of $92.7 million in cash dividends and the repurchases of 696,207 common shares for a total of $56.3
million at a weighted average price of $80.89 per share in
connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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
platform, enable our businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

February 2025 Form 10-Q	49
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. A
significant portion of our financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses.

$ in millions	February 28, 2025	November 30, 2024	% Change
Total assets .....................................	$70,218.9	$64,360.3	9.1%
Cash and cash equivalents ............	11,176.3	12,153.4	(8.0)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ..............................	1,665.9	1,132.6	47.1
Financial instruments owned ........	26,087.3	24,138.3	8.1
Financial instruments sold, not yet purchased .............................	13,997.2	11,007.3	27.2
Total Level 3 assets ........................	781.4	734.2	6.4
Securities borrowed ........................	$8,402.2	$7,213.4	16.5%
Securities purchased under agreements to resell ..................	8,125.2	6,179.7	31.5
Total securities borrowed and securities purchased under agreements to resell .................	$16,527.4	$13,393.1	23.4%
Securities loaned .............................	$2,501.6	$2,540.9	(1.5)%
Securities sold under agreements to repurchase .............................	13,664.3	12,337.9	10.8
Total securities loaned and securities sold under agreements to repurchase ..................................	$16,165.9	$14,878.8	8.7%
Total assets at February 28, 2025 and November 30, 2024 were
$70.22 billion and $64.36 billion, respectively, an increase of
9.1%. During the three months ended February 28, 2025, average total assets were approximately 11.0% higher than total assets at
February 28, 2025.
Our total Financial instruments owned inventory was $26.09
billion and $24.14 billion at February 28, 2025 and November 30,
2024, respectively. During the three months ended February 28,
2025, our total Financial instruments owned increased primarily due to increases in corporate debt and equity securities, partially offset by a decrease in U.S. government and agency securities.
Financial instruments sold, not yet purchased inventory was
$14.00 billion at February 28, 2025, an increase of 27.2% from
$11.01 billion at November 30, 2024, with the increase primarily driven by increases in corporate debt and equity securities. Our overall net inventory position was $12.09 billion and $13.13 billion at February 28, 2025 and November 30, 2024, respectively, with the decrease primarily due to reductions in corporate equity securities, U.S. government and agency securities, and sovereign obligations.
Level 3 assets:

$ in millions	February 28, 2025	Percent	November 30, 2024	Percent
Investment Banking ............	$150.3	19.2%	$146.7	20.0%
Equities and Fixed Income .	380.6	48.7	312.2	42.5
Asset Management (1) .......	231.2	29.6	256.2	34.9
Other ......................................	19.3	2.5	19.1	2.6
Total ......................................	$781.4	100.0%	$734.2	100.0%
(1)At February 28, 2025 and November 30, 2024, $189.4 million and $218.3 million, respectively, are attributed to Other investments within our Asset
Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock borrows during three months ended February 28, 2025 was 10.4%
higher than the balance at November 30, 2024. Our average
month end balance of total repos and stock loans during three months ended February 28, 2025 was 29.4% higher than the
balance at November 30, 2024.
Select information related to repurchase agreements:

$ in millions	Three Months Ended February 28, 2025	Year Ended November 30, 2024
Securities Purchased Under Agreements to Resell:
Period end .......................................................	$8,125	$6,180
Month end average ........................................	9,217	8,910
Maximum month end .....................................	10,681	10,978
Securities Sold Under Agreements to Repurchase:
Period end .......................................................	$13,664	$12,338
Month end average ........................................	17,632	15,197
Maximum month end .....................................	19,785	20,971
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
consider the fluctuations intraperiod to be typical for the
repurchase market.
Leverage Ratios:

$ in millions	February 28, 2025	November 30, 2024
Total assets ..................................................................	$70,219	$64,360
Total equity ...................................................................	$10,268	$10,225
Total shareholders’ equity ..........................................	$10,204	$10,157
Deduct: Goodwill and intangible assets ....................	(2,038)	(2,054)
Tangible shareholders’ equity ...................................	$8,166	$8,103
Leverage ratio (1) .........................................................	6.8	6.3
Tangible gross leverage ratio (2) ...............................	8.3	7.7
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
that we may be unable to access adequate financing to service our financial obligations without material franchise or business impact.

50	Jefferies Financial Group Inc.
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $21.99 billion at February 28, 2025 exceeded our cash capital requirements.
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
•Liquidity outflows to clearing banks to ensure timely
settlements of cash and securities transactions.
•Draws on our unfunded commitments considering, among
other things, the type of commitment and counterparty.

February 2025 Form 10-Q	51
•Other upcoming large cash outflows, such as employee
compensation, tax and dividend payments, with no expectation of future dividends from any subsidiaries.
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2025, we had sufficient
excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or
economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	February 28, 2025	Average Balance Quarter Ended February 28, 2025 (1)	November 30, 2024
Cash and cash equivalents:
Cash in banks .............................................	$3,659,139	$4,874,599	$3,925,535
Money market investments (2) ...............	7,517,204	5,443,156	8,227,879
Total cash and cash equivalents ............	11,176,343	10,317,755	12,153,414
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,564,664	1,659,926	1,287,564
Other (4) ......................................................	793,674	822,024	573,042
Total other sources ...................................	2,358,338	2,481,950	1,860,606
Total cash and cash equivalents and other liquidity sources .......................	$13,534,681	$12,799,705	$14,014,020
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	19.3%		21.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	19.9%		22.5%
(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2025 and November 30, 2024, $7.50 billion and $8.21 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S.
government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at
February 28, 2025 and November 30, 2024 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 28, 2025 was $5.43 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At February 28, 2025, we had the ability to readily obtain repurchase financing for 76.3% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	February 28, 2025		November 30, 2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities .............	$6,329,853	$833,930	$5,280,920	$781,490
Corporate debt securities .............	6,447,986	230,073	5,179,229	339,500
U.S. government, agency and municipal securities .............	2,982,898	133,238	4,061,773	75,911
Other sovereign obligations ..........	1,609,154	1,244,200	1,361,762	1,044,630
Agency mortgage- backed securities (1) .......	2,376,649	—	2,695,282	—
Loans and other receivables ..........	165,896	—	978	—
Total ...........................	$19,912,436	$2,441,441	$18,579,944	$2,241,531
(1)Consists solely of agency mortgage-backed securities issued by the Federal
Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National
Mortgage Association (“Fannie Mae”) and the Government National Mortgage
Association (“Ginnie Mae”).
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan but have not been.

52	Jefferies Financial Group Inc.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial
instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and
intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase
agreements (collectively “repos”), respectively. For the three months ended February 28, 2025, an average of approximately
52.8% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend
securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another
individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo
participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and
reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted
average maturity of cash and noncash repurchase agreements
for non-clearing corporation eligible funded inventory is
approximately six months at February 28, 2025.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At February 28, 2025, short-term borrowings,
which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $678.2 million for the three months ended February 28, 2025.
At February 28, 2025 and November 30, 2024, our borrowings
under bank loans in Short-term borrowings were $308.8 million and $414.5 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2025, we were in compliance with all covenants under these credit
facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”).
The notes issued under the program are presented within Other secured financings. At February 28, 2025, the outstanding notes totaled $2.11 billion, bear interest at a spread over the Secured
Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate
(“ESTER”) and mature from March 2025 to October 2026.
Total Long-Term Capital
At February 28, 2025 and November 30, 2024, we had total long-
term capital of $21.99 billion and $21.66 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.14:1 and
1.12:1, respectively. Refer to “Equity Capital” herein for further information on our change in total equity.

$ in thousands	February 28, 2025	November 30, 2024
Unsecured Long-Term Debt (1) ..................................	$11,725,988	$11,430,610
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,268,439	10,224,987
Total Long-Term Capital ............................................	$21,994,833	$21,656,003
(1)The amounts at February 28, 2025 and November 30, 2024 exclude our secured long-term debt. The amount at November 30, 2024 excludes
$8.5 million of our 5.500% Callable Note as the note matured on February 22,
2025, $5.4 million of our 6.000% Callable Note as the note matures on June
16, 2025, $6.2 million of our 4.500% Callable Note as the note matures on July
22, 2025, and $500.0 million of our 5.100% Callable Note as the note matures on September 15, 2025. The amount at February 28, 2025 excludes
$6.2 million and $499.8 million of our Callable Notes as the notes mature on
July 22, 2025 and September 15, 2025, respectively, and $350 million of our
SMBC Revolver as the revolver matures on November 17, 2025. The amounts at February 28, 2025 and November 30, 2024 also exclude $189.8 million and
$157.6 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the three months ended February 28, 2025, long-term debt increased by $1.25 billion to $14.79 billion at February 28, 2025, as presented in our Consolidated Statements of Financial
Condition. This increase is primarily due to proceeds of
$350.0 million from the drawdown of an unsecured credit facility,
$216.9 million from the issuances of unsecured senior notes,
$275.7 million from net issuances of structured notes and
$595.1 million from increased subsidiaries’ borrowings. These increases were partially offset by repayments of $82.9 million on our unsecured senior notes and $56.6 million of valuation gains on our structured notes.
At February 28, 2025, our unsecured long-term debt has a
weighted average maturity of approximately 7.3 years.
At February 28, 2025 and November 30, 2024 our borrowings
under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to
$1.18 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At February 28, 2025, we

February 2025 Form 10-Q	53
were in compliance with all covenants under theses credit
facilities.
Long-term debt ratings:

	Rating	Outlook
Moody’s Investors Service .........................................	Baa2	Stable
Standard & Poor’s ........................................................	BBB	Stable
Fitch Ratings .................................................................	BBB+	Stable

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s Investors Service ..........	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard & Poor’s ............	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2025, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below
investment grade was $164.4 million. For certain foreign clearing organizations, credit rating is only one of several factors
employed in determining collateral that could be called. The above represents management’s best estimate for additional
collateral to be called in the event of a credit rating downgrade.
The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.
Equity Capital
Common Stock
At February 28, 2025 and November 30, 2024, we had
565,000,000 authorized shares of voting common stock with a
par value of $1.00 per share and had 206,249,504 and
205,504,272 common shares outstanding, respectively. At
February 28, 2025, we had 13,950,457 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during the three months ended February 28,
2025. Treasury stock repurchases during three months ended
February 28, 2025 represent repurchases of common stock for
net-share withholding under our equity compensation plan.
Dividends

Three Months Ended February 28, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
March 26, 2025, the Board of Directors declared a dividend of
$0.40 per common share to be paid on May 29, 2025 to common
shareholders of record at May 19, 2025.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November
30, 2024, SMBC had cumulatively exchanged approximately 27.6 million shares of voting common stock for 55,125 shares of
Series B Preferred Stock. Following this exchange, SMBC
increased its ownership of our common stock and as a result, the
CEO of Sumitomo Mitsui Financial Group, Inc. was elected and now serves on our Board of Directors. On September 19, 2024,

54	Jefferies Financial Group Inc.
SMBC purchased 9.2 million shares of our common stock. At
February 28, 2025, SMBC owns approximately 15.7% of our
common stock on an as-converted basis and 14.5% on a fully-
diluted, as-converted basis. Refer to Note 22, Related Party
Transactions for further information regarding transactions with
SMBC.
During the three months ended February 28, 2025 and
February 29, 2024, we paid cash dividends of $11.0 million and
$6.3 million, respectively, to the Series B Preferred stockholder.
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At February 28, 2025, Jefferies LLC’s and JFSI’s net capital and excess net capital were as follows (in thousands):

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,112,504	$984,377
JFSI - SEC ......................................................................	426,334	406,334
JFSI - CFTC ...................................................................	426,334	400,338
In addition, the equivalent capital requirements for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1,740.0 million and an excess capital of $920.0 million at
February 28, 2025.
At February 28, 2025, Jefferies LLC, JFSI and JIL are in
compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 28, 2025,
Jefferies LLC had $485.1 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 28, 2025,
Jefferies LLC had $595.0 million in cash and qualified U.S.
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
Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or

February 2025 Form 10-Q	55
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
2024 and Note 6, Fair Value Disclosures and Note 7, Derivative
Financial Instruments in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

56	Jefferies Financial Group Inc.
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
2024.
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
and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.

February 2025 Form 10-Q	57

	VaR at February 28, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$2.95	$5.43	$8.70	$2.50
Equity Prices ........................	11.76	10.37	12.14	7.67
Currency Rates ....................	1.36	1.00	1.72	0.54
Commodity Prices ..............	0.32	0.29	0.62	0.12
Diversification Effect (1) ....	(4.46)	(3.96)	N/A	N/A
Firmwide VaR (2) ................	$11.93	$13.13	$16.03	$8.79

	VaR at November 30, 2024	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended November 30, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.30	$5.25	$7.09	$2.58
Equity Prices ........................	8.31	11.14	13.56	8.16
Currency Rates ....................	0.84	0.61	1.01	0.32
Commodity Prices ..............	0.41	0.41	0.72	0.15
Diversification Effect (1) ....	(2.19)	(4.66)	N/A	N/A
Firmwide VaR (2) ................	$11.67	$12.75	$15.10	$10.13
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at February 28, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$2.69	$5.19	$8.50	$2.39
Equity Prices ........................	4.09	4.67	6.95	3.41
Currency Rates ....................	0.75	0.72	1.08	0.51
Diversification Effect (1) ....	(1.77)	(1.76)	N/A	N/A
Capital Markets VaR (2) ....	$5.76	$8.82	$14.01	$5.76

	VaR at November 30, 2024	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended November 30, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.33	$5.39	$11.88	$0.98
Equity Prices ........................	7.27	6.74	8.64	5.13
Currency Rates ....................	0.52	0.42	0.84	0.21
Commodity Prices ..............	—	0.01	0.01	0.01
Diversification Effect (1) ....	(5.69)	(4.63)	N/A	N/A
Capital Markets VaR (2) ....	$6.43	$7.93	$10.58	$5.52
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
categories. Diversification benefit equals the difference between aggregated
VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

58	Jefferies Financial Group Inc.
Our average daily firmwide VaR increased to $13.13 million for the three months ended February 28, 2025 from $12.75 million for the three months ended November 30, 2024, primarily driven by a lower diversification effect, partially offset by a decrease in exposure to movements in equity prices. The average daily capital markets VaR increased to $8.82 million for the three months ended February 28,
2025, from $7.93 million for the three months ended November 30, 2024, primarily driven by increases from a lower diversification effect, partially offset by a decrease in exposure to movements in equity prices.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2025, there was one day when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first quarter of 2025 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There were 4 days with firmwide trading losses out of a total of 61 trading days during the three months ended February 28, 2025. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

February 2025 Form 10-Q	59
Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2025:

$ in thousands	10% Sensitivity
Investment in funds (1) ............................................................................................................................................................................................	$135,111
Private investments ..................................................................................................................................................................................................	61,109
Corporate debt securities in default .......................................................................................................................................................................	20,318
Trade claims ...	2,883
(1)Includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at February 28, 2025, which is included in other comprehensive income.
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
average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings .......................................	$679,786	$77,814	$608,471	$1,167,588	$307,290	$5,424,391	$8,265,340	$8,214,603
Weighted-Average Interest Rate .....................................	4.33%	5.49%	5.18%	5.72%	5.54%	5.58%
Variable Interest Rate Borrowings..................................	$442,605	$596,562	$955,076	$49,707	$302,044	$1,423,269	$3,769,263	$3,619,728
Weighted-Average Interest Rate .....................................	6.01%	6.75%	6.86%	6.51%	6.49%	6.23%
Borrowings with Foreign Currency Exposure ...............	$17,672	$1,196,217	$363	$518,350	$522,210	$918,072	$3,172,884	$3,098,719
Weighted-Average Interest Rate .....................................	5.21%	4.74%	2.50%	3.37%	5.39%	6.36%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

60	Jefferies Financial Group Inc.
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
Current counterparty credit exposures at February 28, 2025 and
November 30, 2024 are summarized in the tables below and
provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by
counterparty and master agreement. Collateral taken into
consideration includes both collateral received as cash as well as collateral received in the form of securities or other
arrangements. Current exposure is the loss that would be
incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example,
corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

February 2025 Form 10-Q	61

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024
AAA Range	$—	$—	$11.7	$12.0	$—	$—	$11.7	$12.0	$7,517.2	$8,227.9	$7,528.9	$8,239.9
AA Range	80.2	80.0	320.6	190.3	2.8	5.6	403.6	275.9	56.9	63.8	460.5	339.7
A Range	0.4	0.2	1,305.2	1,145.1	336.8	415.0	1,642.4	1,560.3	3,495.3	3,691.8	5,137.7	5,252.1
BBB Range	250.0	253.5	55.5	31.2	16.6	40.0	322.1	324.7	106.4	169.4	428.5	494.1
BB or Lower	40.7	37.2	42.5	31.2	112.8	78.7	196.0	147.1	0.5	0.5	196.5	147.6
Unrated	273.2	322.6	—	—	5.0	5.3	278.2	327.9	—	—	278.2	327.9
Total	$644.5	$693.5	$1,735.5	$1,409.8	$474.0	$544.6	$2,854.0	$2,647.9	$11,176.3	$12,153.4	$14,030.3	$14,801.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024
Asia-Pacific/Latin America/Other	$15.8	$15.8	$157.5	$130.4	$1.3	$0.2	$174.6	$146.4	$409.6	$520.3	$584.2	$666.7
Europe and the Middle East	0.3	0.2	612.6	523.2	57.3	88.7	670.2	612.1	74.1	70.8	744.3	682.9
North America	628.4	677.5	965.4	756.2	415.4	455.7	2,009.2	1,889.4	10,692.6	11,562.3	12,701.8	13,451.7
Total	$644.5	$693.5	$1,735.5	$1,409.8	$474.0	$544.6	$2,854.0	$2,647.9	$11,176.3	$12,153.4	$14,030.3	$14,801.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024	February 28, 2025	November 30, 2024
Asset Managers	$10.0	$6.4	$0.8	$0.8	$—	$—	$10.8	$7.2	$7,517.2	$8,227.9	$7,528.0	$8,235.1
Banks, Broker-Dealers	250.5	253.7	1,031.4	849.0	366.4	466.6	1,648.3	1,569.3	3,659.1	3,925.5	5,307.4	5,494.8
Corporates	171.5	187.1	—	—	101.6	69.5	273.1	256.6	—	—	273.1	256.6
As Agent Banks	—	—	584.5	474.8	—	—	584.5	474.8	—	—	584.5	474.8
Other	212.5	246.3	118.8	85.2	6.0	8.5	337.3	340.0	—	—	337.3	340.0
Total	$644.5	$693.5	$1,735.5	$1,409.8	$474.0	$544.6	$2,854.0	$2,647.9	$11,176.3	$12,153.4	$14,030.3	$14,801.3

62	Jefferies Financial Group Inc.
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
following tables reflect our top exposures at February 28, 2025 and November 30, 2024 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	February 28, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,799.1	$(905.7)	$(499.7)	$0.3	$100.3	$50.6	$45.4	$544.9	$590.3
Canada	333.3	(267.7)	48.7	0.1	55.9	293.8	52.4	464.1	516.5
Germany	971.4	(1,466.8)	726.6	—	106.2	1.4	22.6	338.8	361.4
France	794.5	(683.5)	(19.3)	—	226.3	0.1	—	318.1	318.1
Hong Kong	87.0	(49.9)	(3.0)	—	4.7	0.2	188.8	39.0	227.8
Japan	1,917.5	(1,823.4)	(14.2)	—	86.7	—	25.3	166.6	191.9
Spain	623.5	(428.7)	(118.0)	—	60.5	0.5	0.5	137.8	138.3
Italy	882.9	(926.4)	172.3	—	5.2	1.7	0.2	135.7	135.9
India	26.0	(29.7)	(0.9)	—	—	—	137.8	(4.6)	133.2
Netherlands	632.7	(596.1)	81.3	—	9.5	0.1	0.8	127.5	128.3
Total	$8,067.9	$(7,177.9)	$373.8	$0.4	$655.3	$348.4	$473.8	$2,267.9	$2,741.7

	November 30, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$259.2	$(280.1)	$109.7	$—	$46.6	$360.1	$59.3	$495.5	$554.8
United Kingdom	1,332.5	(680.8)	(364.3)	0.1	95.8	76.5	37.9	459.8	497.7
France	592.2	(495.0)	7.7	0.1	184.9	1.6	—	291.5	291.5
Hong Kong	73.5	(36.5)	(6.0)	—	2.4	—	250.0	33.4	283.4
Spain	403.1	(263.6)	(6.0)	—	63.1	1.2	0.5	197.8	198.3
Netherlands	484.1	(450.4)	125.4	—	5.7	1.7	0.1	166.5	166.6
Japan	2,146.0	(2,093.5)	0.4	—	63.2	—	37.4	116.1	153.5
Australia	523.8	(426.8)	(16.8)	—	26.5	—	44.6	106.7	151.3
India	27.4	(29.7)	—	—	—	—	142.9	(2.3)	140.6
Italy	1,070.9	(569.3)	(402.9)	—	0.4	—	1.1	99.1	100.2
Total	$6,912.7	$(5,325.7)	$(552.8)	$0.2	$488.6	$441.1	$573.8	$1,964.1	$2,537.9
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
guidance and oversight of the operational risk processes are centralized and consistent firmwide and, additionally, subject to regional and legal entity operational risk governance, as required.

February 2025 Form 10-Q	63
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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2025.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of February 28, 2025 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported
within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
No change in our internal control over financial reporting
occurred during the quarter ended February 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

64	Jefferies Financial Group Inc.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our
Annual Report on Form 10-K for the year ended November 30,
2024. These risk factors describe some of the assumptions,
risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds
(a) We did not have any unregistered sales of equity securities during the three months ended February 28, 2025.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended
February 28, 2025:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2024 to December 31, 2024 .................	646,764	$81.22	—	$250,000
January 1, 2025 to January 31, 2025 .....................	7,645	$74.60	—	$250,000
February 1, 2025 to February 28, 2025 ....................	41,798	$76.98	—	$250,000
Total...........................................	696,207	$80.89	—
(1)An aggregate 696,207 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended February 28, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the
Company’s securities that were intended to satisfy the
affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

February 2025 Form 10-Q	65
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: April 9, 2025