Form 10-Q
period 2025-05-31
Jefferies Financial Group Inc.
filed 2025-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at June 30, 2025 was 206,280,221.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
May 31, 2025

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	2
Consolidated Statements of Financial Condition (Unaudited) .........................................................................................................	2
Consolidated Statements of Earnings (Unaudited) ............................................................................................................................	3
Consolidated Statements of Comprehensive Income (Unaudited) ..................................................................................................	4
Consolidated Statements of Changes in Equity (Unaudited) ............................................................................................................	5
Consolidated Statements of Cash Flows (Unaudited) .......................................................................................................................	6
Notes to Consolidated Financial Statements (Unaudited) ................................................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ...............................................	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................................................................................	68
Item 4. Controls and Procedures ..................................................................................................................................................................	68

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................................................................................................................	69
Item 1A. Risk Factors .....................................................................................................................................................................................	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..................................................................................................	69
Item 5. Other Information ..............................................................................................................................................................................	69
Item 6. Exhibits ................................................................................................................................................................................................	69

2	Jefferies Financial Group Inc.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

$ in thousands, except share and per share amounts	May 31, 2025	November 30, 2024
Assets
Cash and cash equivalents ...............................................................................................................................................................	$11,260,403	$12,153,414
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $120,414 of securities at fair value at November 30, 2024) .........................................................	1,051,304	1,132,612
Financial instruments owned, at fair value (includes securities pledged of $18,404,776 and $18,441,751) .......................	25,570,194	24,138,274
Investments in and loans to related parties ...................................................................................................................................	1,436,583	1,385,658
Securities borrowed ...........................................................................................................................................................................	7,844,835	7,213,421
Securities purchased under agreements to resell ........................................................................................................................	7,485,007	6,179,653
Securities received as collateral, at fair value ................................................................................................................................	50,968	185,588
Receivables:
Brokers, dealers and clearing organizations ...............................................................................................................................	2,766,535	2,666,591
Customers ........................................................................................................................................................................................	2,652,808	2,494,717
Fees, interest and other ..................................................................................................................................................................	805,846	663,536
Premises and equipment ..................................................................................................................................................................	1,235,343	1,194,720
Goodwill ...............................................................................................................................................................................................	1,842,114	1,827,938
Assets held for sale ...........................................................................................................................................................................	39,128	51,885
Other assets (includes assets pledged of $532,703 and $429,347) ..........................................................................................	3,244,276	3,072,302
Total assets ........................................................................................................................................................................................	$67,285,344	$64,360,309
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$1,315,103	$443,160
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	11,775,135	11,007,328
Securities loaned ................................................................................................................................................................................	2,041,795	2,540,861
Securities sold under agreements to repurchase .........................................................................................................................	12,157,620	12,337,935
Other secured financings (includes $429,289 and $24,848 at fair value) .................................................................................	2,741,561	2,183,000
Obligation to return securities received as collateral, at fair value .............................................................................................	50,968	185,588
Payables:
Brokers, dealers and clearing organizations ...............................................................................................................................	3,809,896	3,686,367
Customers ........................................................................................................................................................................................	4,266,776	4,073,975
Lease liabilities ...................................................................................................................................................................................	616,494	635,306
Accrued expenses and other liabilities ...........................................................................................................................................	2,775,449	3,510,831
Long-term debt (includes $3,304,517 and $2,351,346 at fair value) ..........................................................................................	15,351,967	13,530,565
Total liabilities ....................................................................................................................................................................................	56,902,764	54,134,916
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding; liquidation preference of $17,500 per share .............................................................................................................................	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 206,271,769 and 205,504,272 shares issued and outstanding, after deducting 114,846,301 and 115,613,798 shares held in treasury ..................................................	206,272	205,504
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,129,358	2,104,199
Accumulated other comprehensive loss ........................................................................................................................................	(339,695)	(423,131)
Retained earnings ..............................................................................................................................................................................	8,309,035	8,270,145
Total Jefferies Financial Group Inc. shareholders' equity ..........................................................................................................	10,305,025	10,156,772
Noncontrolling interests ...................................................................................................................................................................	77,149	68,215
Total equity .........................................................................................................................................................................................	10,382,174	10,224,987
Total liabilities and equity ................................................................................................................................................................	$67,285,344	$64,360,309
See accompanying notes to consolidated financial statements.

May 2025 Form 10-Q	3
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands, except per share amounts	2025	2024	2025	2024
Revenues
Investment banking ...............................................................................................	$789,269	$738,584	$1,518,779	$1,417,649
Principal transactions ............................................................................................	338,507	416,195	745,737	1,056,931
Commissions and other fees ...............................................................................	353,233	271,782	641,533	517,325
Asset management fees and revenues ..............................................................	20,076	11,768	105,484	62,140
Interest .....................................................................................................................	878,025	879,727	1,723,196	1,699,216
Other .........................................................................................................................	115,205	198,240	232,450	314,977
Total revenues ........................................................................................................	2,494,315	$2,516,296	4,967,179	5,068,238
Interest expense .....................................................................................................	859,868	859,851	1,739,713	1,673,590
Net revenues ...........................................................................................................	1,634,447	1,656,445	3,227,466	3,394,648
Non-interest expenses
Compensation and benefits .................................................................................	854,839	861,993	1,695,966	1,788,864
Brokerage and clearing fees .................................................................................	129,745	110,536	239,181	220,206
Underwriting costs .................................................................................................	14,525	18,552	32,371	37,036
Technology and communications .......................................................................	146,198	135,238	285,673	272,750
Occupancy and equipment rental ........................................................................	30,711	29,327	60,910	57,480
Business development ..........................................................................................	80,070	68,630	152,361	126,281
Professional services ............................................................................................	77,768	75,493	150,234	153,337
Depreciation and amortization .............................................................................	52,253	49,946	83,241	93,148
Cost of sales ...........................................................................................................	42,961	37,462	84,529	72,133
Other expenses .......................................................................................................	70,476	41,514	157,034	125,417
Total non-interest expenses ................................................................................	1,499,546	1,428,691	2,941,500	2,946,652
Earnings from continuing operations before income taxes ............................	134,901	227,754	285,966	447,996
Income tax expense ...............................................................................................	43,506	73,107	57,722	129,066
Net earnings from continuing operations ...........................................................	91,395	154,647	228,244	318,930
Net earnings (losses) from discontinued operations, net of income tax benefit of $0, $173, $0, and $3,176 .....................................................................	—	40	—	(7,851)
Net earnings ...........................................................................................................	91,395	154,687	228,244	311,079
Net losses attributable to noncontrolling interests ...........................................	(7,668)	(4,790)	(14,651)	(12,228)
Preferred stock dividends .....................................................................................	11,046	13,741	26,940	27,930
Net earnings attributable to common shareholders ........................................	$88,017	$145,736	$215,955	$295,377

Earnings per common share
Basic from continuing operations .......................................................................	$0.41	$0.66	$1.01	$1.37
Diluted from continuing operations .....................................................................	0.40	0.64	0.97	1.34
Basic .........................................................................................................................	0.41	0.66	1.01	1.34
Diluted ......................................................................................................................	0.40	0.64	0.97	1.31

Weighted-average common shares outstanding .............................................
Basic .........................................................................................................................	215,097	219,971	214,818	219,935
Diluted ......................................................................................................................	221,897	226,146	222,383	225,587

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2025	2024	2025	2024
Net earnings ...................................................................................................................	$91,395	$154,687	$228,244	$311,079
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) ......................................................	46,769	(4,018)	31,447	(4,117)
Changes in fair value related to instrument-specific credit risk (2) ......................	21,571	(9,950)	51,827	(12,702)
Unrealized gains (losses) on available-for-sale-securities ....................................	37	(328)	162	1,630
Total other comprehensive income (loss), net of tax (3) .......................................	68,377	(14,296)	83,436	(15,189)
Comprehensive income ................................................................................................	159,772	140,391	311,680	295,890
Net losses attributable to noncontrolling interests ..................................................	(7,668)	(4,790)	(14,651)	(12,228)
Preferred stock dividends ............................................................................................	11,046	13,741	26,940	27,930
Comprehensive income attributable to common shareholders ............................	$156,394	$131,440	$299,391	$280,188
(1)Includes income tax expenses of $14.6 million and $10.1 million for the three and six months ended May 31, 2025, respectively, and income tax benefits of $0.7 million for both the three and six months ended May 31, 2024.
(2)Includes income tax expenses of $7.9 million and $18.6 million for the three and six months ended May 31, 2025, respectively, and income tax benefits of $3.9 million and $5.1 million for the three and six months ended May 31, 2024, respectively.
(3)Includes currency translation adjustments attributable to noncontrolling interests of $1.6 million and $1.9 million for the three and six months ended May 31, 2024, respectively.
See accompanying notes to consolidated financial statements.

May 2025 Form 10-Q	5
Consolidated Statements of Changes in Equity (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands, except share amounts	2025	2024	2025	2024
Preferred shares $1 par value
Balance, beginning of period .............................................................................	$55	$42	$55	$42
Balance, end of period .......................................................................................	$55	$42	$55	$42
Common shares $1 par value
Balance, beginning of period .............................................................................	$206,250	$212,001	$205,504	$210,627
Purchase of common shares for treasury ...................................................	(23)	(15)	(719)	(1,082)
Other ..................................................................................................................	45	67	1,487	2,508
Balance, end of period .......................................................................................	$206,272	$212,053	$206,272	$212,053
Additional paid-in capital
Balance, beginning of period .............................................................................	$2,094,138	$2,026,584	$2,104,199	$2,044,859
Share-based compensation expense ............................................................	18,193	14,357	53,830	34,572
Purchase of common shares for treasury ...................................................	(1,227)	(931)	(56,849)	(42,897)
Dividend equivalents .......................................................................................	8,354	4,926	16,951	9,680
Change in equity interest related to consolidated subsidiaries ................	(1,976)	—	(1,123)	—
Other ..................................................................................................................	11,876	6,213	12,350	4,935
Balance, end of period .......................................................................................	$2,129,358	$2,051,149	$2,129,358	$2,051,149
Accumulated other comprehensive loss, net of tax
Balance, beginning of period .............................................................................	$(408,072)	$(396,438)	$(423,131)	$(395,545)
Other comprehensive income (loss), net of taxes ......................................	68,377	(14,296)	83,436	(15,189)
Balance, end of period .......................................................................................	$(339,695)	$(410,734)	$(339,695)	$(410,734)
Retained earnings
Balance, beginning of period .............................................................................	$8,311,857	$7,937,908	$8,270,145	$7,849,844
Net earnings attributable to Jefferies Financial Group Inc. .......................	99,063	159,478	242,895	323,308
Dividends - common shares ($0.40, $0.30, $0.80, $0.60) per share) .......	(90,860)	(68,540)	(181,955)	(136,903)
Dividends - preferred shares ..........................................................................	(11,025)	(6,300)	(22,050)	(12,600)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax .............................................................	—	—	—	(644)
Other ..................................................................................................................	—	—	—	(459)
Balance, end of period .......................................................................................	$8,309,035	$8,022,546	$8,309,035	$8,022,546
Total Jefferies Financial Group Inc. shareholders' equity ...........................	$10,305,025	$9,875,056	$10,305,025	$9,875,056
Noncontrolling interests
Balance, beginning of period .............................................................................	$64,211	$87,372	$68,215	$92,308
Net losses attributable to noncontrolling interests ....................................	(7,668)	(4,790)	(14,651)	(12,228)
Contributions ....................................................................................................	17,350	5	17,454	9,321
Distributions .....................................................................................................	(1,528)	(3,563)	(4,323)	(10,689)
Change in equity interest related to consolidated subsidiaries ................	4,273	—	3,420	—
Other ..................................................................................................................	511	(1,894)	7,034	(1,582)
Balance, end of period .......................................................................................	$77,149	$77,130	$77,149	$77,130
Total equity ..........................................................................................................	$10,382,174	$9,952,186	$10,382,174	$9,952,186
See accompanying notes to consolidated financial statements.

6	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,
$ in thousands	2025	2024
Cash flows from operating activities:
Net earnings ......................................................................................................................................................................................	$228,244	$311,079
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization ....................................................................................................................................................	88,454	93,722
Share-based compensation .........................................................................................................................................................	53,830	34,572
Net bad debt expense ...................................................................................................................................................................	13,463	46,593
Income on investments in and loans to related parties ...........................................................................................................	(15,162)	(37,202)
Distributions received on investments in related parties ........................................................................................................	28,593	874
Gain on sale of subsidiaries and investments in related parties ............................................................................................	—	(56,174)
Other adjustments .........................................................................................................................................................................	184,362	147,851
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations ..........................................................................................................................	(90,224)	(722,293)
Customers ...................................................................................................................................................................................	(158,094)	(594,067)
Fees, interest and other .............................................................................................................................................................	(143,594)	(114,271)
Securities borrowed ......................................................................................................................................................................	(622,392)	48,414
Financial instruments owned .......................................................................................................................................................	(1,241,243)	(937,418)
Securities purchased under agreements to resell ....................................................................................................................	(1,266,238)	(799,421)
Other assets ...................................................................................................................................................................................	(205,378)	(539,351)
Payables:
Brokers, dealers and clearing organizations ..........................................................................................................................	112,293	601,124
Customers ...................................................................................................................................................................................	192,801	(119,505)
Securities loaned ...........................................................................................................................................................................	(509,851)	405,066
Financial instruments sold, not yet purchased .........................................................................................................................	727,110	680,922
Securities sold under agreements to repurchase .....................................................................................................................	(217,150)	122,236
Lease liabilities ..............................................................................................................................................................................	(33,240)	(38,778)
Accrued expenses and other liabilities ......................................................................................................................................	(770,081)	285,980
Net cash used in operating activities from continuing operations .........................................................................................	(3,643,497)	(1,180,047)
Net cash used in operating activities from discontinued operations .....................................................................................	—	(90,174)
Cash flows from investing activities:
Contributions to investments in and loans to related parties .................................................................................................	(111,087)	(62,543)
Capital distributions from investments and repayments of loans from related parties .....................................................	47,190	7,941
Originations and purchases of automobile loans, notes and other receivables ..................................................................	—	(89,540)
Principal collections of automobile loans, notes and other receivables ...............................................................................	—	83,268
Net payments on premises and equipment ..............................................................................................................................	(93,247)	(144,857)
Proceeds from sales of subsidiary and investment in related parties, net of cash of operations sold ...........................	—	95,276
Net cash used in investing activities from continuing operations ..........................................................................................	(157,144)	(110,455)

May 2025 Form 10-Q	7
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,
$ in thousands	2025	2024
Cash flows from financing activities:
Proceeds from short-term borrowings .......................................................................................................................................	$4,744,829	$2,113,633
Payments on short-term borrowings ..........................................................................................................................................	(3,852,844)	(1,495,796)
Proceeds from issuance of long-term debt, net of issuance costs .......................................................................................	2,635,540	3,527,009
Repayment of long-term debt ......................................................................................................................................................	(960,857)	(726,019)
Purchase of common shares for treasury .................................................................................................................................	(57,568)	(43,979)
Dividends paid to common and preferred shareholders .........................................................................................................	(187,054)	(139,823)
Net proceeds from other secured financings ...........................................................................................................................	556,902	240,898
Net change in bank overdrafts ....................................................................................................................................................	(22,945)	17,754
Proceeds from contributions of noncontrolling interests .......................................................................................................	16,354	9,321
Payments on distributions to noncontrolling interests ............................................................................................................	(3,223)	(10,689)
Other ................................................................................................................................................................................................	16,134	6,984
Net cash provided by financing activities from continuing operations ..................................................................................	2,885,268	3,499,293
Net cash provided by financing activities from discontinued operations ..............................................................................	—	4,384
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ...............................................................	61,470	(1,513)
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale ....................................	—	(13,224)
Net (decrease) increase in cash, cash equivalents, and restricted cash .................................................................................	(853,905)	2,121,488
Cash, cash equivalents, and restricted cash at beginning of period ........................................................................................	13,165,612	9,830,758
Cash, cash equivalents, and restricted cash at end of period ..................................................................................................	$12,311,707	$11,939,022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest ............................................................................................................................................................................................	$1,716,136	$1,579,458
Income taxes, net ..........................................................................................................................................................................	53,197	88,988
Noncash investing activities:
During the six months ended May 31, 2025, we donated land with a fair market value of $5.7 million.
During the six months ended May 31, 2024, we had a stock distribution of $0.6 million from one of our equity method investments.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	May 31,	November 30,
$ in thousands	2025	2024
Cash and cash equivalents ...........................................................................................................................................	$11,260,403	$12,153,414
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	1,051,304	1,012,198
Total cash, cash equivalents and restricted cash ....................................................................................................	$12,311,707	$13,165,612
See accompanying notes to consolidated financial statements.

8	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	9
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	9
Note 3. Accounting Developments ............................................................................................................................................................................................	10
Note 4. Business Acquisitions ....................................................................................................................................................................................................	10
Note 5. Assets Held for Sale and Discontinued Operations ...................................................................................................................................................	11
Note 6. Fair Value Disclosures ....................................................................................................................................................................................................	12
Note 7. Derivative Financial Instruments ..................................................................................................................................................................................	22
Note 8. Collateralized Transactions ...........................................................................................................................................................................................	25
Note 9. Securitization Activities .................................................................................................................................................................................................	27
Note 10. Variable Interest Entities ..............................................................................................................................................................................................	27
Note 11. Investments ...	30
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	33
Note 13. Goodwill and Intangible Assets ..................................................................................................................................................................................	33
Note 14. Revenues from Contracts with Customers ...............................................................................................................................................................	34
Note 15. Compensation Plans ....................................................................................................................................................................................................	36
Note 16. Borrowings ...	36
Note 17. Total Equity ...	38
Note 18. Income Taxes ...	40
Note 19. Commitments, Contingencies and Guarantees .......................................................................................................................................................	40
Note 20. Regulatory Requirements ............................................................................................................................................................................................	42
Note 21. Segment Reporting .......................................................................................................................................................................................................	43
Note 22. Related Party Transactions .........................................................................................................................................................................................	44

May 2025 Form 10-Q	9
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
During the three and six months ended May 31, 2025, there were
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
Note 4. Business Acquisitions
We acquired OpNet during the fourth quarter of 2023. OpNet is a fixed wireless broadband service provider in Italy and also owned a majority of the common shares of Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian
stock exchange. Upon obtaining control of OpNet, we accounted for this transaction under the acquisition method of accounting, which requires that the assets acquired, including identifiable intangible assets, and liabilities assumed to be recognized at their respective fair values as of the acquisition date.
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
During 2024, Tessellis executed various acquisitions and, as a result, recognized assets and liabilities of $27.9 million and
$20.2 million, respectively, on the acquisition dates. Total assets primarily relate to goodwill, property and equipment, intangible assets, and short-term trade receivables. Total liabilities primarily relate to financial debt assumed and trade payables. The primary acquisition executed during 2024 was the acquisition of a 97.2%
ownership interest in Go Internet S.p.A. (“Go Internet”) for a total consideration of €4.2 million. During the second quarter of 2025, purchase price allocation adjustments were finalized.

May 2025 Form 10-Q	11
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
Airplanes
During 2024, we classified certain airplanes related to a sale leaseback transaction executed by our subsidiary, Aircadia
Leasing II LLC as held for sale. Effective with the designation of the airplanes as held for sale, we suspended recording
depreciation on these assets. The airplanes are included within
Assets held for sale on our Consolidated Statements of Financial
Condition and had a carrying amount of $51.9 million at
November 30, 2024. During the second quarter of 2025, we
agreed to sell the airplanes and we recognized a loss of
$12.8 million during the three months ended May 31, 2025. The sale is expected to close in the third quarter of 2025.

12	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 6. Fair Value Disclosures

	May 31, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$5,018,987	$417,979	$231,160	$—	$5,668,126
Corporate debt securities .....................................................................................	—	5,375,646	44,682	—	5,420,328
Collateralized debt obligations and collateralized loan obligations ...............	—	685,511	70,948	—	756,459
U.S. government and federal agency securities ................................................	3,139,294	130,185	—	—	3,269,479
Municipal securities ..............................................................................................	—	621,737	—	—	621,737
Sovereign obligations ............................................................................................	694,500	738,064	—	—	1,432,564
Residential mortgage-backed securities ............................................................	—	2,040,529	7,947	—	2,048,476
Commercial mortgage-backed securities ..........................................................	—	72,563	505	—	73,068
Other asset-backed securities .............................................................................	—	579,030	153,681	—	732,711
Loans and other receivables ................................................................................	—	2,572,953	92,168	—	2,665,121
Derivatives ..............................................................................................................	472	3,995,263	8,569	(2,715,818)	1,288,486
Investments at fair value ......................................................................................	—	7	153,379	—	153,386
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$8,853,253	$17,229,467	$763,039	$(2,715,818)	$24,129,941
Securities received as collateral ..........................................................................	$50,968	$—	$—	$—	$50,968

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$3,870,700	$14,554	$161	$—	$3,885,415
Corporate debt securities .....................................................................................	—	3,534,470	644	—	3,535,114
Collateralized debt obligations and collateralized loan obligations ...............	—	1	—	—	1
U.S. government and federal agency securities ................................................	2,136,579	5	—	—	2,136,584
Sovereign obligations ............................................................................................	814,027	592,350	—	—	1,406,377
Commercial mortgage-backed securities ..........................................................	—	37	1,153	—	1,190
Loans .......................................................................................................................	—	87,415	313	—	87,728
Derivatives ..............................................................................................................	—	3,768,347	41,857	(3,087,478)	722,726
Total financial instruments sold, not yet purchased .......................................	$6,821,306	$7,997,179	$44,128	$(3,087,478)	$11,775,135
Other secured financings ......................................................................................	$—	$410,413	$18,876	$—	$429,289
Obligation to return securities received as collateral .......................................	50,968	—	—	—	50,968
Long-term debt .......................................................................................................	—	2,313,361	991,156	—	3,304,517
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.44 billion at May 31, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

May 2025 Form 10-Q	13
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$5,238,058	$302,051	$239,364	$—	$5,779,473
Corporate debt securities .....................................................................................	—	5,310,815	24,931	—	5,335,746
Collateralized debt obligations and collateralized loan obligations ...............	—	1,029,662	63,976	—	1,093,638
U.S. government and federal agency securities ................................................	3,583,139	160,227	—	—	3,743,366
Municipal securities ..............................................................................................	—	320,507	—	—	320,507
Sovereign obligations ............................................................................................	749,912	630,681	172	—	1,380,765
Residential mortgage-backed securities ............................................................	—	2,348,862	7,714	—	2,356,576
Commercial mortgage-backed securities ..........................................................	—	146,752	477	—	147,229
Other asset-backed securities .............................................................................	—	110,687	103,214	—	213,901
Loans and other receivables ................................................................................	—	1,706,152	152,586	—	1,858,738
Derivatives ..............................................................................................................	146	3,181,454	3,926	(2,667,751)	517,775
Investments at fair value ......................................................................................	—	6	137,865	—	137,871
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$9,571,255	$15,247,856	$734,225	$(2,667,751)	$22,885,585
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................................	$120,414	$—	$—	$—	$120,414
Securities received as collateral ..........................................................................	185,588	—	—	—	185,588

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$3,013,877	$73,240	$208	$—	$3,087,325
Corporate debt securities .....................................................................................	—	3,105,010	165	—	3,105,175
U.S. government and federal agency securities ................................................	2,904,379	26	—	—	2,904,405
Sovereign obligations ............................................................................................	667,647	422,124	—	—	1,089,771
Commercial mortgage-backed securities .........................................................	—	—	1,153	—	1,153
Loans .......................................................................................................................	—	92,321	16,864	—	109,185
Derivatives ..............................................................................................................	13	3,477,802	26,212	(2,793,713)	710,314
Total financial instruments sold, not yet purchased .......................................	$6,585,916	$7,170,523	$44,602	$(2,793,713)	$11,007,328
Other secured financings ......................................................................................	$—	$9,964	$14,884	$—	$24,848
Obligation to return securities received as collateral ......................................	185,588	—	—	—	185,588
Long-term debt .......................................................................................................	—	1,529,443	821,903	—	2,351,346
(1)Excludes investments at fair value based on NAV of $1.25 billion at November 30, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

14	Jefferies Financial Group Inc.
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
Information about our investments in entities that have the
characteristics of an investment company:

	May 31, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ..............	$689,960	$—	Quarterly (50%) Monthly (50%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ..............	64,532	26,638	N/R (100%)	N/R
Credit Funds (4) ..............	489,597	106	Quarterly (60%) Monthly (2%) N/R (38%)	90 days 30 days N/R
Real Estate and Other Funds (5) ....	196,164	164,982	Quarterly (26%) N/R (74%)	90 days N/R
Total ......................	$1,440,253	$191,726

	November 30, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ............	$660,720	$—	Quarterly (53%) Monthly (47%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ............	60,215	30,530	N/R (100%)	N/R
Credit Funds (4)	430,429	30,554	Quarterly (72%) Monthly (3%) N/R (25%)	90 days 30 days N/R
Real Estate and Other Funds (5) .	101,325	232,696	N/R (100%)	N/R
Total ...................	$1,252,689	$293,780
N/R - Not redeemable
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets, commodities and multi-asset securities.
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
•distressed and event-driven opportunities across structured credit, opportunistic credit, and private credit.
(5)Primarily includes investments in corporate real estate strategies focused on buying or building real estate businesses.

May 2025 Form 10-Q	15
Notes to Consolidated Financial Statements
Level 3 Rollforwards

	Three Months Ended May 31, 2025
$ in thousands	Balance at February 28, 2025	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2025	For instruments still held at May 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities ....................	$212,409	$8,245	$2,482	$(2,201)	$—	$—	$10,225	$231,160	$5,003	$—
Corporate debt securities ......................	25,925	2,547	18,805	(15,740)	(2,177)	—	15,322	44,682	2,194	—
CDOs and CLOs .......................................	71,827	(4,123)	35,644	(18,469)	(6,550)	—	(7,381)	70,948	(4,564)	—
RMBS ........................................................	7,526	436	—	—	(15)	—	—	7,947	439	—
CMBS ........................................................	471	34	—	—	—	—	—	505	34	—
Other ABS .................................................	147,319	6,814	27,523	(26,231)	(1,863)	—	119	153,681	5,985	—
Loans and other receivables .................	153,764	(7,236)	18,008	(39,475)	(13,063)	—	(19,830)	92,168	(10,875)	—
Investments at fair value ........................	157,881	6,041	261	—	(804)	—	(10,000)	153,379	3,581	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ....................	$590	$(256)	$(173)	$—	$—	$—	$—	$161	$31	$—
Corporate debt securities ......................	1,113	222	(41,346)	41,436	(662)	—	(119)	644	(86)	—
RMBS ........................................................	15	(15)	—	—	—	—	—	—	—	—
CMBS ........................................................	1,154	(1)	—	35	—	—	(35)	1,153	1	—
Loans ........................................................	848	(658)	(37)	—	183	—	(23)	313	(226)	—
Net derivatives (2) ...................................	42,076	(1,132)	—	—	(4)	—	(7,652)	33,288	(6,385)	—
Other secured financings .......................	12,705	—	—	—	(2,360)	8,531	—	18,876	—	—
Long-term debt ........................................	860,684	34,729	—	—	(5,893)	93,570	8,066	991,156	(49,509)	14,781

	Six Months Ended May 31, 2025
$ in thousands	Balance at November 30, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2025	For instruments still held at May 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities ................	$239,364	$9,940	$7,049	$(5,366)	$494	$—	$(20,321)	$231,160	$8,292	$—
Corporate debt securities ...................	24,931	2,147	37,129	(23,787)	(2,197)	—	6,459	44,682	2,419	—
CDOs and CLOs ...................................	63,976	(10,286)	52,875	(23,728)	(6,550)	—	(5,339)	70,948	(10,336)	—
Sovereign obligations .........................	172	2	—	(174)	—	—	—	—	—	—
RMBS .....................................................	7,714	269	—	—	(36)	—	—	7,947	279	—
CMBS ....................................................	477	28	—	—	—	—	—	505	28	—
Other ABS .............................................	103,214	(264)	86,866	(30,929)	(4,175)	—	(1,031)	153,681	(565)	—
Loans and other receivables ..............	152,586	(5,759)	72,851	(82,603)	(21,549)	3,670	(27,028)	92,168	(9,134)	—
Investments at fair value ....................	137,865	6,434	21,549	—	(2,469)	—	(10,000)	153,379	3,974	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................	$208	$126	$(173)	$—	$—	$—	$—	$161	$(126)	$—
Corporate debt securities ...................	165	52	(135,198)	135,433	—	—	192	644	(123)	—
CMBS ....................................................	1,153	—	—	35	—	—	(35)	1,153	—	—
Loans ....................................................	16,864	(1,673)	(1,046)	—	698	—	(14,530)	313	39	—
Net derivatives (2) ...............................	22,286	(13,925)	—	22,588	(484)	—	2,823	33,288	5,076	—
Other secured financings ...................	14,884	241	—	—	(4,780)	8,531	—	18,876	(241)	—
Long-term debt ....................................	821,903	(21,118)	—	—	(2,799)	218,124	(24,954)	991,156	(19,522)	40,640
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
Notes to Consolidated Financial Statements
Analysis of Level 3 Assets and Liabilities for the Three Months
Ended May 31, 2025
Transfers of assets of $31.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate debt securities of $15.9 million, Corporate equity securities of $11.1 million, Other ABS of $2.1 million and Loan and other receivables of $1.6 million due to reduced pricing transparency.
Transfers of assets of $43.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $21.5 million, Investments at fair value of $10.0 million, CDOs and CLOs of $8.0 million and
Other ABS of $2.0 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $11.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $13.2 million,
partially offset by net derivatives transfers into Level 3 of $2.0 million due to reduced market and pricing transparency.
Transfers of liabilities of $11.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $5.7 million and structured notes within
Long-term debt of $5.1 million due to greater pricing and
market transparency.
Net gains on Level 3 assets were $12.8 million and net losses on
Level 3 liabilities were $32.9 million for the three months ended
May 31, 2025. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities,
Other ABS, Investments at fair value and Corporate debt
securities, partially offset by decreased market values of Loans and other receivables and CDOs and CLOs. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, partially offset by decreased
valuations of certain derivatives.
Analysis of Level 3 Assets and Liabilities for the Six Months Ended
May 31, 2025
Transfers of assets of $71.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $30.3 million, Loan and other receivables of $27.1 million, Corporate debt securities of $8.0 million, Other ABS of $3.3 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.
Transfers of assets of $129.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $54.1 million, Corporate equity securities of $50.7 million, Investments at fair value of
$10.0 million, CDOs and CLOs of $8.4 million and Other ABS of
$4.4 million due to greater pricing transparency supporting
classification into Level 2.
Transfers of liabilities of $7.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $3.9 million and structured notes within
Long-term debt of $3.9 million due to reduced market and
pricing transparency.
Transfers of liabilities of $44.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $28.8 million and
Loans of $14.5 million due to greater pricing and market
transparency.
Net gains on Level 3 assets were $2.5 million and net gains on
Level 3 liabilities were $36.3 million for the six months ended
May 31, 2025. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities,
Investments at fair value and Corporate debt securities, partially offset by decreased valuations of CDOs and CLOs and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt, certain derivatives and loans.

May 2025 Form 10-Q	17
Notes to Consolidated Financial Statements

	Three Months Ended May 31, 2024
$ in thousands	Balance at February 28, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2024	For instruments still held at May 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities .................	$173,214	$(12,751)	$15,398	$(18)	$—	$—	$2,912	$178,755	$(12,404)	$—
Corporate debt securities ...................	35,335	1,363	1,091	(16,250)	—	—	17,178	38,717	89	—
CDOs and CLOs ....................................	69,367	1,220	6,810	(1,905)	(5,527)	—	(1,339)	68,626	(675)	—
RMBS .....................................................	684	(6)	—	—	(34)	—	—	644	—	—
CMBS .....................................................	473	4	—	—	—	—	—	477	—	—
Other ABS ..............................................	102,256	(2,198)	63,554	(15,138)	(35,363)	—	55,625	168,736	(1,694)	—
Loans and other receivables ..............	78,885	1,255	11,329	(4,161)	(35)	—	5,273	92,546	579	—
Investments at fair value .....................	121,764	1,616	15,224	(547)	—	—	—	138,057	1,616	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .................	675	8	—	25	—	—	—	708	(8)	—
Corporate debt securities ...................	124	(23)	—	246	—	—	159	506	23	—
CMBS .....................................................	944	—	—	—	105	—	—	1,049	—	—
Loans .....................................................	1,466	(251)	(925)	2,801	81	—	(1,588)	1,584	309	—
Net derivatives (2) ................................	52,089	(10,062)	—	—	(9,689)	—	2,539	34,877	(178)	—
Other secured financings ....................	3,965	—	—	—	—	—	—	3,965	—	—
Long-term debt .....................................	779,529	(2,477)	—	—	(2,109)	6,616	2,653	784,212	9,334	(6,857)

	Six Months Ended May 31, 2024
$ in thousands	Balance at November 30, 2023	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2024	For instruments still held at May 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities ................	$181,294	$(12,817)	$15,956	$(2,230)	$—	$—	$(3,448)	$178,755	$(12,175)	$—
Corporate debt securities ...................	26,112	3,830	25,563	(17,217)	(200)	—	629	38,717	2,997	—
CDOs and CLOs ...................................	64,862	9,006	20,333	(15,838)	(7,293)	—	(2,444)	68,626	4,904	—
RMBS .....................................................	20,871	(207)	32	(32)	(5,395)	—	(14,625)	644	33	—
CMBS ....................................................	508	(35)	4	—	—	—	—	477	(64)	—
Other ABS .............................................	117,661	(5,913)	76,263	(32,817)	(26,619)	—	40,161	168,736	(3,938)	—
Loans and other receivables ..............	130,101	(39,831)	18,555	(3,974)	(17,892)	—	5,587	92,546	(17,220)	—
Investments at fair value ....................	130,835	(9,079)	16,855	—	(547)	—	(7)	138,057	(9,079)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$676	$1	$—	$31	$—	$—	$—	$708	$(1)	$—
Corporate debt securities ...................	124	(23)	—	246	—	—	159	506	23	—
CMBS ....................................................	840	—	(245)	—	455	—	(1)	1,049	—	—
Loans ....................................................	1,521	(114)	(1,041)	3,642	114	—	(2,538)	1,584	107	—
Net derivatives (2) ...............................	50,955	(17,979)	(978)	2,913	(9,486)	—	9,452	34,877	9,057	—
Other secured financings ...................	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt ....................................	744,597	9,651	—	—	(2,109)	28,072	4,001	784,212	(5,117)	(4,534)
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
pricing transparency.
Transfers of assets of $19.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Oher ABS of $6.3 million, Loans and other receivables of $6.2 million, CDOs and CLOs of $4.5 million and Corporate equity
securities of $2.5 million due to greater pricing transparency supporting classification into Level 2.
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
vary from period to period based on purchases and sales of
financial instruments during the period as well as transfers into and out of Level 3 each period.

May 2025 Form 10-Q	19
Notes to Consolidated Financial Statements

May 31, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$205,389
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$80
Corporate debt securities ........................	$38,700	Market approach	Price	$49	-	$118	$52
		Discounted cash flows	Discount rate/yield	18%	-	26%	21%
CDOs and CLOs ..........................................	$63,639	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	19%	17%
		Market approach	Price	$98	-	$114	$105
RMBS ...........................................................	$7,947	Discounted cash flows	Constant prepayment rate	40%			—
			Loss severity	90%			—
			Discount rate/yield	18%			—
Other ABS ...................................................	$152,664	Discounted cash flows	Discount rate/yield	10%	-	29%	19%
			Cumulative loss rate	11%	-	34%	17%
			Duration (years)	0.6	-	1.2	1.0
		Market approach	Price	$114	-	$135	$122
		Scenario analysis	Estimated recovery percentage	83%			—
Loans and other receivables ...................	$92,168	Market approach	Price	$8	-	$114	$92
		Scenario analysis	Estimated recovery percentage	17%	-	251%	91%
Derivatives ..................................................	$4,701
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$148,059
Private equity securities		Market approach	Price	$0	-	$9,133	$1,704
			Discount rate/yield	28%			—
			Estimated revenue	$29,733,947			—
Financial Instruments Sold, Not Yet Purchased:
Derivatives ..................................................	$40,701
Equity options		Volatility benchmarking	Volatility	49%	-	51%	50%
Options		Market approach	Basis points upfront	0.0	-	23.8	15.6
Other secured financings .........................	$18,876	Scenario analysis	Estimated recovery percentage	76%	-	100%	96%
		Market approach	Price	$112	-	$117	$114
Long-term debt ..........................................	$990,274
Structured notes		Market approach	Price	$66	-	$116	$97

20	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

November 30, 2024
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$239,364
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$68
Corporate debt securities ........................	$24,931	Market approach	Price	$28	-	$105	$74
CDOs and CLOs ..........................................	$53,388	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	14%	-	32%	26%
		Market approach	Price	$70	-	$106	$94
RMBS ...........................................................	$7,714	Discounted cash flows	Constant prepayment rate	20%			—
			Loss severity	10%			—
			Discount rate/yield	12%			—
Other ABS ...................................................	$98,172	Discounted cash flows	Discount rate/yield	19%	-	30%	25%
			Cumulative loss rate	17%	-	34%	24%
			Duration (years)	0.9	-	1.0	0.9
		Market approach	Price	$106	-	$127	$121
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$152,586	Market approach	Price	$17	-	$106	$75
		Scenario analysis	Estimated recovery percentage	3%	-	252%	50%
Derivatives ..................................................	$1,396
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$132,769
Private equity securities		Market approach	Price	$1	-	$8,506	$501
			Discount rate/yield	28%			—
			Estimated revenue	$29,908,372			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$16,864	Market approach	Price	$17	-	$100	$75
		Scenario analysis	Estimated recovery percentage	0%	-	205%	50%
Derivatives ..................................................	$25,045
Equity options		Volatility benchmarking	Volatility	28%	-	102%	49%
Options		Market approach	Basis points upfront	8.0	-	22.3	14.9
Other secured financings .........................	$14,884	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
		Market approach	Price	$117			—
Long-term debt ..........................................	$821,903
Structured notes		Market approach	Price	$61	-	$122	$96
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2025 and November 30, 2024, asset exclusions consisted of $49.8
million and $23.9 million, respectively, primarily composed of
Corporate equity securities, CDOs and CLOs, Corporate debt
securities, Investments at fair value, certain derivatives, Other
ABS and CMBS. At May 31, 2025 and November 30, 2024, liability exclusions consisted of $4.3 million and $2.7 million,
respectively, primarily composed of CMBS, certain derivatives, structured notes within Long-term debt, loans, corporate equity securities and corporate debt securities.
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
corporate debt securities, CDOs and CLOs, other ABS, loans
and other receivables, other secured financings or structured notes would result in a significantly higher (lower) fair value

May 2025 Form 10-Q	21
Notes to Consolidated Financial Statements
measurement. A significant increase (decrease) in the revenue or revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement.
A significant increase (decrease) in the discount rate/security yield related to private equity securities would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a
significant increase (decrease) in the fair value measurement of options.
•Loans and other receivables, other ABS and other secured
financings using a scenario analysis valuation technique. A
significant increase (decrease) in the possible recovery rates underlying the financial instrument would result in a
significantly higher (lower) fair value measurement for the
financial instrument.
•CDOs and CLOs, corporate debt securities, RMBS and other
ABS using a discounted cash flows valuation technique. A
significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and
duration would have differing impacts depending on the capital structure and type of security. A significant increase
(decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
•Derivative equity options using volatility benchmarking. A
significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
For a description of our financial assets and liabilities for which we have elected the fair value option, refer to our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
Fair value option gains (losses):

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2025	2024	2025	2024
Financial instruments owned:
Loans and other receivables (1) .	$69,578	$(28,264)	$103,854	$(39,691)
Other secured financings:
Other changes in fair value (1) ...	$(1,418)	$—	$(1,659)	$(4,482)
Long-term debt:
Changes in instrument-specific credit risk (2) ............................	$28,763	$(13,790)	$66,501	$(17,769)
Other changes in fair value (1) ...	13,225	16,367	27,548	(27,451)
(1)Other changes in fair value are included in Principal transactions revenues.
(2)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
Fair value option amounts by which contractual principal is
greater than (less than) fair value:

$ in thousands	May 31, 2025	November 30, 2024
Financial instruments owned:
Loans and other receivables (1) ...............................	$1,635,461	$1,603,512
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2) ...............................................................	135,253	132,838
Long-term debt ...........................................................	266,641	131,107
Other secured financings .........................................	(1,200)	459
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $50.3 million and $48.8 million at May 31, 2025 and November 30, 2024, respectively.
The aggregate fair value of loans and other receivables on
nonaccrual status and/or 90 days or greater past due was $68.4 million and $126.9 million at May 31, 2025 and November 30,
2024, respectively, which includes loans and other receivables 90 days or greater past due of $60.0 million and $120.0 million at
May 31, 2025 and November 30, 2024, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Our shares in Monashee, an equity method investment, were
measured at fair value on a nonrecurring basis during the six months ended May 31, 2024 and are not included in the tables above. During the six months ended May 31, 2024, we converted our shares in Monashee to a newly created class of
nonmarketable preferred shares and remeasured our equity
method investment to a fair value of $21.9 million in connection with the nonmonetary exchange and the preferred shares are
subsequently accounted for at cost pursuant to the
measurement alternative.
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
May 31, 2025 and November 30, 2024. There were no
impairments and downward adjustments on these investments
during the three and six months ended May 31, 2025 and 2024.

22	Jefferies Financial Group Inc.
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
In connection with our derivative activities, we may enter into
International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties.

	May 31, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$1,712	3	$—	—
Foreign exchange contracts:
Bilateral OTC .......................................	1,862	1	55,950	3
Total derivatives designated as accounting hedges ............................	3,574		55,950
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	536	46,274	—	23,687
Cleared OTC ........................................	329,900	7,826	331,751	8,253
Bilateral OTC .......................................	329,124	1,167	682,976	1,365
Foreign exchange contracts:
Bilateral OTC .......................................	161,844	37,567	136,950	12,957
Equity contracts:
Exchange-traded ................................	1,815,569	2,837,638	1,023,820	1,617,971
Bilateral OTC .......................................	1,293,083	34,451	1,521,811	32,884
Commodity contracts:
Exchange-traded ................................	1	903	234	823
Bilateral OTC .......................................	4,252	9,900	1,475	4,372
Credit contracts:
Cleared OTC ........................................	1,493	52	10,827	6
Bilateral OTC .......................................	64,928	9	44,410	23
Total derivatives not designated as accounting hedges .......................	4,000,730		3,754,254
Total gross derivative assets/ liabilities:
Exchange-traded ................................	1,816,106		1,024,054
Cleared OTC ........................................	333,105		342,578
Bilateral OTC .......................................	1,855,093		2,443,572
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(981,970)		(981,970)
Cleared OTC ........................................	(330,271)		(339,425)
Bilateral OTC .......................................	(1,403,577)		(1,766,083)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$1,288,486		$722,726
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
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of
Financial Condition.

May 2025 Form 10-Q	23
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC .........................................	$3,396	3	$—	—
Foreign exchange contracts:
Bilateral OTC ........................................	41,903	3	—	—
Total derivatives designated as accounting hedges .............................	45,299		—
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded .................................	273	16,548	13	32,984
Cleared OTC .........................................	1,030,842	6,663	1,030,671	6,891
Bilateral OTC ........................................	365,678	1,096	717,255	1,256
Foreign exchange contracts:
Bilateral OTC ........................................	132,240	57,786	138,608	35,545
Equity contracts:
Exchange-traded .................................	682,327	1,777,822	521,889	1,574,498
Bilateral OTC ........................................	855,169	33,516	1,024,129	20,587
Commodity contracts:
Exchange-traded .................................	22	806	17	697
Bilateral OTC .......................................	4,570	11,691	1,381	5,180
Credit contracts:
Cleared OTC .........................................	31,488	66	38,711	32
Bilateral OTC ........................................	37,618	16	31,353	32
Total derivatives not designated as accounting hedges .............................	3,140,227		3,504,027
Total gross derivative assets/ liabilities:
Exchange-traded .................................	682,622		521,919
Cleared OTC .........................................	1,065,726		1,069,382
Bilateral OTC ........................................	1,437,178		1,912,726
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded .................................	(476,364)		(476,364)
Cleared OTC .........................................	(1,058,995)		(1,066,232)
Bilateral OTC ........................................	(1,132,392)		(1,251,117)
Net amounts per Consolidated Statements of Financial Condition (4) ..................................	$517,775		$710,314
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
Financial Condition.
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2025	2024	2025	2024
Interest rate swaps (1) ..................	$(415)	$(26,253)	$(6,043)	$(30,811)
Long-term debt ...............................	(11,968)	10,282	(18,659)	(985)
Total .................................................	$(12,383)	$(15,971)	$(24,702)	$(31,796)
(1)Includes net settlements of $12.2 million and $24.1 million for the three and six months ended May 31, 2025, respectively, and $16.1 million and $32.0 million for the three and six months ended May 31, 2024, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss):

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2025	2024	2025	2024
Foreign exchange contracts .........	$(90,986)	$(10,925)	$(74,132)	$(8,808)
Total .................................................	$(90,986)	$(10,925)	$(74,132)	$(8,808)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2025	2024	2025	2024
Interest rate contracts ...................	$(8,710)	$36,783	$(31,212)	$58,505
Foreign exchange contracts .........	21,645	42,363	16,770	32,529
Equity contracts ..............................	823,950	50,298	1,318,166	(259,358)
Commodity contracts ....................	7,723	14,332	13,457	18,432
Credit contracts ..............................	653	(8,769)	1,704	(13,342)
Total .................................................	$845,261	$135,007	$1,318,885	$(163,234)
The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising our business
activities and are before consideration of economic hedging
transactions, which generally offset the net gains (losses)
included above. We substantially mitigate our exposure to market risk on our cash instruments through derivative contracts, which generally provide offsetting revenues, and we manage the risk associated with these contracts in the context of our overall risk management framework.

24	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
OTC Derivatives
Remaining contract maturities at May 31, 2025:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$4,031	$—	$—	$—	$4,031
Equity options and forwards ..........	238,135	872	—	(389)	238,618
Credit default swaps .......................	—	—	21,592	(106)	21,486
Total return swaps ...........................	147,772	57,728	181	(2,269)	203,412
Foreign currency forwards, swaps and options .................................	68,897	992	—	—	69,889
Fixed income forwards ...................	42,666	—	—	—	42,666
Interest rate swaps, options and forwards ......................................	52,418	142,873	32,691	(31,415)	196,567
Total ...................................................	$553,919	$202,465	$54,464	$(34,179)	776,669
Cross-product counterparty netting ..........................................					(37,916)
Total OTC derivative assets included in Financial instruments owned ....................					$738,753

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$1,376	$—	$—	$—	$1,376
Equity options and forwards ..........	208,093	88,727	13,726	(389)	310,157
Credit default swaps ........................	714	753	9,680	(106)	11,041
Total return swaps ...........................	271,638	131,091	—	(2,269)	400,460
Foreign currency forwards, swaps and options .................................	98,657	427	—	—	99,084
Fixed income forwards ...................	528	—	—	—	528
Interest rate swaps, options and forwards ......................................	34,901	85,465	463,024	(31,415)	551,975
Total ...................................................	$615,907	$306,463	$486,430	$(34,179)	1,374,621
Cross-product counterparty netting ..........................................					(37,916)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased ...................................					$1,336,705
(1)At May 31, 2025, we held net exchange-traded derivative assets and liabilities with a fair value of $834.1 million and $42.1 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31,
2025, cash collateral received and pledged was $284.4 million and $656.1 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at May 31, 2025:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$246,263
BBB- to BBB+ ...........................................................................................	29,767
BB+ or lower .............................................................................................	194,209
Unrated .....................................................................................................	268,514
Total ..........................................................................................................	$738,753
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	May 31, 2025
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$63.2	$743.8	$807.0

	November 30, 2024
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$395.2	$553.4	$948.6
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
been required to return and/or post additionally to our
counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

$ in millions	May 31, 2025	November 30, 2024
Derivative instrument liabilities with credit-risk- related contingent features ....................................	$197.3	$102.3
Collateral posted ...........................................................	(105.6)	(50.6)
Collateral received ........................................................	297.8	296.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ...............................................	389.5	347.8
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

May 2025 Form 10-Q	25
Notes to Consolidated Financial Statements
Note 8. Collateralized Transactions

	May 31, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,555.0	$1,823.9	$—	$3,378.9
Corporate debt securities .....................	371.6	4,196.9	—	4,568.5
Mortgage-backed and asset-backed securities .....................	—	2,133.0	—	2,133.0
U.S. government and federal agency securities .....................	84.4	9,169.2	—	9,253.6
Municipal securities ........	—	467.7	—	467.7
Sovereign obligations .....	30.8	2,061.4	51.0	2,143.2
Loans and other receivables ..................	—	692.9	—	692.9
Total ..................................	$2,041.8	$20,545.0	$51.0	$22,637.8

	November 30, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$2,059.8	$1,394.2	$3.9	$3,457.8
Corporate debt securities .....................	416.4	4,522.5	—	4,938.9
Mortgage-backed and asset-backed securities .....................	—	2,384.8	—	2,384.8
U.S. government and federal agency securities .....................	30.9	6,837.1	—	6,868.0
Municipal securities ........	—	212.1	—	212.1
Sovereign obligations .....	33.7	1,981.0	181.7	2,196.4
Loans and other receivables ..................	—	757.4	—	757.4
Total ..................................	$2,540.9	$18,088.9	$185.6	$20,815.4

	May 31, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,474.5	$76.1	$195.0	$296.2	$2,041.8
Repurchase agreements .	2,431.4	10,216.6	3,879.2	4,017.8	20,545.0
Obligation to return securities received as collateral, at fair value .............................	51.0	—	—	—	51.0
Total ...................................	$3,956.9	$10,292.7	$4,074.2	$4,314.0	$22,637.8

	November 30, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,617.8	$154.3	$250.4	$518.4	$2,540.9
Repurchase agreements .	2,258.1	7,055.1	4,182.8	4,592.9	18,088.9
Obligation to return securities received as collateral, at fair value .............................	185.6	—	—	—	185.6
Total ...................................	$4,061.5	$7,209.4	$4,433.2	$5,111.2	$20,815.4
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities
received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending
transactions, satisfy margin requirements on derivative
transactions or cover short positions. At May 31, 2025 and
November 30, 2024, the approximate fair value of securities
received as collateral by us that may be sold or repledged was
$45.53 billion and $37.63 billion, respectively. At May 31, 2025 and November 30, 2024, a substantial portion of the securities received by us had been sold or repledged.

26	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements
(repurchase transactions).

	May 31, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$7,844.8	$—	$7,844.8	$(585.4)	$(1,769.1)	$5,490.3
Reverse repurchase agreements .........................................	15,872.4	(8,387.4)	7,485.0	(1,479.4)	(5,919.8)	85.8
Securities received as collateral, at fair value ...................	51.0	—	51.0	—	(51.0)	—
Liabilities:
Securities lending arrangements ........................................	$2,041.8	$—	$2,041.8	$(585.4)	$(1,408.1)	$48.3
Repurchase agreements .......................................................	20,545.0	(8,387.4)	12,157.6	(1,479.4)	(10,039.6)	638.6
Obligation to return securities received as collateral, at fair value .............................................................................	51.0	—	51.0	—	(51.0)	—

	November 30, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$7,213.4	$—	$7,213.4	$(325.4)	$(1,537.3)	$5,350.7
Reverse repurchase agreements .........................................	11,930.7	(5,751.0)	6,179.7	(1,475.9)	(4,574.0)	129.8
Securities received as collateral, at fair value ...................	185.6	—	185.6	—	(185.6)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.9	$—	$2,540.9	$(325.4)	$(2,091.4)	$124.1
Repurchase agreements .......................................................	18,088.9	(5,751.0)	12,337.9	(1,475.9)	(10,274.6)	587.4
Obligation to return securities received as collateral, at fair value .............................................................................	185.6	—	185.6	—	(185.6)	—
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
(3)Includes $5.41 billion of securities borrowing arrangements, for which we have received securities collateral of $5.38 billion, and $560.0 million of repurchase agreements, for which we have pledged securities collateral of $573.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.31 billion of securities borrowing arrangements, for which we have received securities collateral of $5.19 billion, and $645.0 million of repurchase agreements, for which we have pledged securities collateral of $656.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

May 2025 Form 10-Q	27
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
accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

$ in millions	May 31, 2025	November 30, 2024
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ..................................................	$1,051.3	$1,132.6
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
categorized as Level 2 within the fair value hierarchy.
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Transferred assets .....................	$2,591.4	$1,910.0	$2,633.4	$3,412.0
Proceeds on new securitizations .......................	2,591.4	1,910.0	2,633.4	3,412.0
Cash flows received on retained interests ..................	6.5	9.0	11.1	19.1
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
May 31, 2025 and November 30, 2024.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

$ in millions	May 31, 2025		November 30, 2024
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$2,045.0	$18.6	$3,956.8	$105.7
U.S. government agency CMBS ...	1,345.2	48.0	1,817.1	91.8
CLOs .................................................	10,416.7	60.2	9,001.9	37.2
Consumer and other loans ...........	1,674.3	58.7	1,424.4	52.1
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
•Financing of agency and non-agency mortgage-backed and
other asset-backed securities;
•Acting as servicer for a fee to automobile loan financing
vehicles;

28	Jefferies Financial Group Inc.
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
and our market-making activities related to the variable interests.
Consolidated VIEs:

	May 31, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$16.8
Financial instruments owned ........................................	—	56.6
Securities purchased under agreements to resell (2)	3,336.9	—
Receivables from brokers (3) .........................................	—	21.3
Other receivables .............................................................	—	3.1
Other assets (4) ...............................................................	—	88.6
Total assets ......................................................................	$3,336.9	$186.4
Financial instruments sold, not yet purchased ...........	$—	$10.6
Other secured financings (5) .........................................	3,333.2	29.9
Other liabilities (6) ...........................................................	5.1	25.9
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$3,338.3	$136.5

	November 30, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.6
Financial instruments owned .........................................	—	40.0
Securities purchased under agreements to resell (2)	2,829.7	—
Receivables from brokers (3) .........................................	—	23.5
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	90.3
Total assets ......................................................................	$2,829.7	$158.4
Financial instruments sold, not yet purchased ...........	$—	$7.6
Other secured financings (5) .........................................	2,823.0	26.1
Other liabilities (6) ...........................................................	6.7	23.1
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,829.7	$126.9
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions from related consolidated entities, which are all eliminated in consolidation.
(3)$0.8 million and $1.5 million of receivables from brokers at May 31, 2025 and
November 30, 2024, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$3.6 million and $3.4 million of the other assets at May 31, 2025 and
November 30, 2024, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$734.0 million and $719.0 million of the other secured financings at May 31,
2025 and November 30, 2024, respectively, are with related consolidated entities and are eliminated in consolidation.
(6)$24.8 million and $22.0 million of the other liabilities amounts at May 31, 2025 and November 30, 2024, respectively, are with related consolidated entities, which are eliminated in consolidation.
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
interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and
asset management fees for managing the project.

May 2025 Form 10-Q	29
Notes to Consolidated Financial Statements
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-
backed transactions. Our variable interest in the VIEs primarily consists of our ownership of certificates issued by the VIEs.
Nonconsolidated VIEs

	May 31, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$969.6	$42.2	$4,843.7	$15,080.2
Asset-backed vehicles ........	734.3	—	994.9	3,601.2
Related party private equity vehicles ............................	3.4	—	15.0	40.7
Other investment vehicles ..	1,385.4	—	1,606.3	30,032.9
Total .......................................	$3,092.7	$42.2	$7,459.9	$48,755.0

	November 30, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	951.8	$26.5	$6,511.1	$14,872.4
Asset-backed vehicles ........	827.4	—	946.3	4,266.7
Related party private equity vehicles ............................	3.7	—	14.0	34.4
Other investment vehicles ..	1,107.8	—	1,365.8	19,064.1
Total .......................................	$2,890.7	$26.5	$8,837.2	$38,237.6
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
Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP
Manager. Our variable interests in the JCP Funds, JCP General
Partners and JCP Manager (collectively, the “JCP Entities”)
consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a
portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP
Manager. At both May 31, 2025 and November 30, 2024, our total equity commitment in the JCP Entities was $133.0 million, of which $123.2 million had been funded. The carrying value of our equity investments in the JCP Entities was $2.8 million and $3.2 million at May 31, 2025 and November 30, 2024, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities
primarily consist of private equity and equity related investments.
At both May 31, 2025 and November 30, 2024, we had also
committed to invest $1.0 million, of which $0.6 million was
funded in a private equity fund managed by us for the benefit of our employees. The carrying value of our equity was $0.6 million and $0.5 million at May 31, 2025 and November 30, 2024,
respectively.
Other Investment Vehicles. At May 31, 2025 and November 30,
2024, we had equity commitments to invest $1.59 billion and
$1.43 billion, respectively, in various other investment vehicles, of which $1.37 billion and $1.17 billion was funded, respectively.
The carrying value of our equity investments was $1.39 billion and $1.11 billion at May 31, 2025 and November 30, 2024,
respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These
investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and
insurance claims and various oil and gas assets.
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
These securities are accounted for at fair value and included in
Financial instruments owned. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

30	Jefferies Financial Group Inc.
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
At May 31, 2025 and November 30, 2024, we held $1.80 billion and $1.84 billion of agency mortgage-backed securities,
respectively, and $153.7 million and $201.1 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our
maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding
vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	May 31, 2025	November 30, 2024
Total Investments in and loans to related parties ........................................................	$1,436.6	$1,385.7

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Total equity method pickup earnings recognized in Other revenues ...................................	$8.1	$28.5	$15.2	$37.2
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of May 31, 2025, November 30,
2024 and May 31, 2024.
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
At May 31, 2025, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2025, our unfunded
commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2026 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit
Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit
Facility is a committed amount of $500.0 million at May 31, 2025.
Advances are shared equally between us and MassMutual. The
facility is scheduled to mature on March 1, 2026 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2025, our $250.0 million commitment was
undrawn.
Activity related to the facility:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Unfunded commitment fees .........	$0.3	$0.3	0.6	0.6
Selected financial information for Jefferies Finance:

$ in millions	May 31, 2025	November 30, 2024
Total assets ....................................................	$6,073.6	$5,762.6
Total liabilities ................................................	4,732.8	4,415.6
Total mezzanine equity .................................	13.9	14.4

$ in millions	May 31, 2025	November 30, 2024
Our total investment balance .......................	$663.5	$666.3

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Net earnings (losses) attributable to members ..........	$0.1	$40.2	$(1.6)	$39.3

May 2025 Form 10-Q	31
Notes to Consolidated Financial Statements
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Origination and syndication fee revenues (1) ............................	$58.4	$74.9	$118.6	$127.3
Origination fee expenses (1) .....	13.9	9.7	32.4	24.6
CLO placement and structuring fee revenues (2) ....................	1.3	0.3	1.5	0.3
Placement and referral fees (3)	9.4	0.4	10.0	0.9
Asset management fee revenues (4) .............................	7.5	—	7.5	—
Service fee revenues (5) .............	22.7	20.8	77.1	65.7
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
(3)We receive fees from Jefferies Finance, which are recognized in Commissions and other fees, in connection with placement and referral activities.
(4)Under a fee and revenue sharing agreement with Jefferies Finance, we receive fees which are included in Asset management fees and revenues.
(5)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
In connection with non-U.S. dollar loans originated by Jefferies
Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies
Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets, were $0.3 million and $1.9 million at May 31, 2025 and
November 30, 2024, respectively, and payables to Jefferies
Finance, included in Accrued expenses and other liabilities, were
$0.7 million at May 31, 2025. Additionally, a payable to Jefferies
Finance, related to cash deposited with us and included in
Payables to customers, was $1.0 million and $13.7 million at
May 31, 2025 and November 30, 2024, respectively.
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
losses incurred thereunder. At May 31, 2025, the aggregate
amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	May 31, 2025	November 30, 2024
Total assets ...................................................	$4,914.9	$4,963.2
Total liabilities ...............................................	3,557.0	3,515.6
Total noncontrolling interest .......................	391.8	502.1

$ in millions	May 31, 2025	November 30, 2024
Our total investment balance .......................	$437.7	$427.7

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Net earnings attributable to members ....................................	$44.2	$48.9	$82.0	$78.2

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Distributions ....................................	$10.9	$2.9	$27.0	$6.7
At May 31, 2025 and November 30, 2024, we had commitments
to purchase $17.4 million and $21.8 million, respectively, of agency CMBS from Berkadia.
Revenues from other transactions with Berkadia for the six
months ended May 31, 2025 were $0.1 million. Revenues and
expenses from other transactions with Berkadia for both the
three and six months ended May 31, 2024 were $0.3 million and
$0.4 million, respectively.
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
is in the process of being liquidated.
Selected financial information for our significant real estate investments:

$ in millions	May 31, 2025	November 30, 2024
Total assets ....................................................	$316.2	$326.0
Total liabilities ................................................	476.5	484.7

	May 31, 2025	November 30, 2024
Our total investment balance .......................	$98.0	$97.8

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Net earnings (losses) ....................	$(3.3)	$(2.4)	$1.3	$0.1

32	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Distributions we received from Brooklyn Renaissance Office .......................................	$1.2	$—	$1.2	$—
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $2.7 million and $2.9 million at May 31, 2025 and
November 30, 2024, respectively. We account for these
investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results
from these investments which are included in Principal
transactions revenues:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Net gains (losses) from our investments in JCP Fund V .....	$—	$0.1	$(0.2)	$(0.2)
At both May 31, 2025 and November 30, 2024, we were
committed to invest equity of up to $85.0 million in JCP Fund V.
At both May 31, 2025 and November 30, 2024, our unfunded
commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets
resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% at May 31, 2025 of the combined equity interests:

	Three Months Ended
$ in millions	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations (1) .....	$0.1	$(0.6)	$0.1	$(0.9)
(1)Financial information for JCP Fund V within our results of operations for the three months and six months ended May 31, 2025 and 2024 is included based on the periods presented.
Hildene
In July 2024, we invested $25.0 million in the Class A Common
Equity Units of Hildene Insurance Holdings, LLC (“Hildene
Insurance”), an investment fund with insurance exposures. On
March 1, 2025, we made an additional investment of
$75.0 million in Hildene Insurance, which resulted in an increase of our effective ownership from 8.83% to 23.5%. The investment is accounted for under the equity method with a carrying amount of $104.2 million and $27.5 million at May 31, 2025 and
November 30, 2024, respectively.
Selected financial information for Hildene Insurance:

$ in millions	March 31, 2025 (1)	September 30, 2024 (1)
Total assets ...............................................................	$447.9	$304.2
Total liabilities ...........................................................	0.1	0.2
Total members’ equity .............................................	447.8	304.0

	Three Months Ended (1)
$ in millions	March 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations ................................................................	$27.5	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at May 31, 2025 and November 30, 2024 is based on the dates presented, and in our results of operations for the three and six months ended May 31, 2025 is based on the periods presented.
ApiJect
We own shares that represent a 33.6% economic interest in
ApiJect at both May 31, 2025 and at November 30, 2024, which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within corporate equity securities in Financial instruments owned, at fair value. At both May 31, 2025 and November 30, 2024, the total fair value of our total equity investment in common shares of ApiJect was
$116.1 million, which is classified within Level 3 of the fair value hierarchy.
Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before
April 15, 2032, and we have a right to 1.125% of ApiJect’s future revenues.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which will mature on July 31, 2025. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both May 31,
2025 and November 30, 2024, which would be classified as Level
3 in the fair value hierarchy.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously
entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes were recorded within Premises and equipment at $57.7 million.

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Operating lease income ................	$1.3	$5.6	$6.9	$9.4
Also in December 2023, we provided a loan to the seller for
$30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$0.2 million and $1.0 million on the loan during the three months and six months ended May 31, 2025, respectively, and
$0.8 million and $1.4 million during the three months and six months ended May 31, 2024, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in
Financial instruments owned with a fair value of $41.8 million and $37.1 million at May 31, 2025 and November 30, 2024,
respectively, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
November 2025, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.5 million and $0.9 million for the three months and six months ended May 31, 2025,
respectively.

May 2025 Form 10-Q	33
Notes to Consolidated Financial Statements
During 2024, we classified the airplanes related to the sale leaseback transaction as held for sale. Effective with the
designation of the airplanes as held for sale, we suspended
recording depreciation on these assets. The airplanes are
included within Assets held for sale on our Consolidated
Statements of Financial Condition and had a carrying amount of
$51.9 million at November 30, 2024. During the second quarter of
2025, we agreed to sell the airplanes and we recognized a loss of
$12.8 million during the three months ended May 31, 2025. The sale is expected to close in the third quarter of 2025.
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
portfolio’s credit characteristics and most recent historical loss data.
Allowance for credit losses for investment banking receivables:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2025	2024	2025	2024
Beginning balance ...............	$2,046	$2,963	$5,277	$6,306
Bad debt expense ................	1,472	1,077	2,818	2,088
Charge-offs ...........................	—	(219)	(3,076)	(2,719)
Recoveries collected ...........	(1,203)	(953)	(2,704)	(2,807)
Ending balance (1) ...............	$2,315	$2,868	$2,315	$2,868
(1)Substantially all of the allowance for doubtful accounts relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the
financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and
reasonable and supportable forecasts. During the six months
ended May 31, 2024, we recognized bad debt expense of
$26.2 million related to receivables associated with our asset management arrangements with Weiss Multi-Strategy Advisers.
Note 13. Goodwill and Intangible Assets
Goodwill

	Six Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments ..............................................	4,457	7,917	12,374
Measurement period adjustments (1) ........	—	1,802	1,802
Balance, at end of period .............................	$1,537,470	$304,644	$1,842,114
(1)Relates to a measurement period adjustment recorded during the second quarter of 2025 attributable to the Go Internet acquisition. Refer to Note 4,
Business Acquisitions for further discussion.

	Six Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments ..............................................	357	(424)	(67)
Measurement period adjustments (1) ........	—	(28,346)	(28,346)
Goodwill relating to acquisitions by Tessellis .....................................................	—	3,366	3,366
Balance, at end of period .............................	$1,532,529	$290,280	$1,822,809
(1)Includes a $27.0 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further discussion.
Carrying values of goodwill by reporting unit:

$ in millions	May 31, 2025	November 30, 2024
Investment banking ..............................................................	$702.7	$700.7
Equities and wealth management ......................................	256.1	255.4
Fixed income .........................................................................	578.5	576.9
Asset management ..............................................................	143.0	143.0
Other investments .................................................................	161.8	151.9
Total ........................................................................................	$1,842.1	$1,827.9

34	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Intangible Assets

	May 31, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships .......................	$165,820	$622	$(111,235)	$55,207	5.2
Trademarks and trade names ............	160,291	—	(52,338)	107,953	21.0
Exchange and clearing organization membership interests and registrations ..........................................	8,793	—	—	8,793	N/A
Other ......................................................	85,295	99	(39,442)	45,952	3.6
Total .......................................................	$420,199	$721	$(203,015)	$217,905

	November 30, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,049	$26,450	$—	$(104,539)	$57,960	5.6
Trademarks and trade names ..............................	146,032	8,533	—	(45,412)	109,153	21.4
Exchange and clearing organization membership interests and registrations ............	8,715	—	(10)	—	8,705	N/A
Other ................................	50,930	26,316	—	(26,693)	50,553	3.9
Total ................................	$341,726	$61,299	$(10)	$(176,644)	$226,371
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further information.
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $8.6 million and $16.4 million for the three months six months ended May 31, 2025, respectively, and
$8.5 million and $14.1 million for the three months six months ended May 31, 2024, respectively. These expenses are included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years (in thousands):

Remainder of fiscal year 2025 ................................................................	$16,934
Year ending November 30, 2026 ............................................................	32,937
Year ending November 30, 2027 ............................................................	29,370
Year ending November 30, 2028 ............................................................	28,087
Year ending November 30, 2029 ............................................................	16,051
Note 14. Revenues from Contracts with Customers

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2025	2024	2025	2024
Revenues from contracts with customers:
Investment banking ..........	$785,455	$738,584	$1,511,116	$1,417,649
Commissions and other fees ....................................	344,184	271,782	632,149	517,325
Asset management fees .	7,495	6,989	53,303	36,350
Real estate revenues ........	16,211	3,540	27,292	6,689
Internet connection and broadband revenues (1) ..................................	56,668	58,855	114,471	122,269
Other contracts with customers ..........................	16,791	14,651	32,899	28,750
Total revenue from contracts with customers ....................	1,226,804	1,094,401	2,371,230	2,129,032
Other sources of revenue:
Principal transactions ......	338,507	416,195	745,737	1,056,931
Revenues from strategic affiliates ........................	21,336	4,779	64,785	25,790
Interest ...............................	878,025	879,727	1,723,196	1,699,216
Other (1) .............................	29,643	121,194	62,231	157,269
Total revenues ..................	$2,494,315	$2,516,296	$4,967,179	$5,068,238
(1)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in decreases of $58.9 million and $122.3 million in other revenue and increases of $58.9 million and $122.3 million in internet connection and broadband revenues for the three and six months ended May 31, 2024, respectively.
Disaggregation of Revenue

	Three Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$457,725	$—	$457,725
Investment banking - Underwriting .........	327,730	—	327,730
Equities (1) .................................................	342,179	—	342,179
Fixed income (1) ........................................	2,005	—	2,005
Asset management ...................................	—	7,495	7,495
Other investments .....................................	—	89,670	89,670
Total ............................................................	$1,129,639	$97,165	$1,226,804
Primary geographic region:
Americas .....................................................	$788,139	$38,522	$826,661
Europe and the Middle East .....................	238,528	57,695	296,223
Asia-Pacific ................................................	102,972	948	103,920
Total ............................................................	$1,129,639	$97,165	$1,226,804

May 2025 Form 10-Q	35
Notes to Consolidated Financial Statements

	Three Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$283,898	$—	$283,898
Investment banking - Underwriting .........	454,686	—	454,686
Equities (1) .................................................	269,189	—	269,189
Fixed income (1) ........................................	2,120	—	2,120
Asset management ...................................	—	6,989	6,989
Other investments (2) ...............................	—	77,519	77,519
Total ............................................................	$1,009,893	$84,508	$1,094,401
Primary geographic region:
Americas .....................................................	$735,377	$23,568	$758,945
Europe and the Middle East (2) ...............	169,344	59,901	229,245
Asia-Pacific ................................................	105,172	1,039	106,211
Total ............................................................	$1,009,893	$84,508	$1,094,401

	Six Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$855,505	$—	$855,505
Investment banking - Underwriting .........	655,611	—	655,611
Equities (1) .................................................	628,229	—	628,229
Fixed income (1) ........................................	3,920	—	3,920
Asset management ...................................	—	53,303	53,303
Other investments .....................................	—	174,662	174,662
Total ............................................................	$2,143,265	$227,965	$2,371,230
Primary geographic region:
Americas .....................................................	$1,536,814	$109,593	$1,646,407
Europe and the Middle East .....................	411,649	116,488	528,137
Asia-Pacific ................................................	194,802	1,884	196,686
Total ............................................................	$2,143,265	$227,965	$2,371,230

	Six Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$622,466	$—	$622,466
Investment banking - Underwriting .........	795,183	—	795,183
Equities (1) .................................................	511,765	—	511,765
Fixed income (1) ........................................	4,550	—	4,550
Asset management ...................................	—	36,350	36,350
Other investments (2) ...............................	—	158,718	158,718
Total ............................................................	$1,933,964	$195,068	$2,129,032
Primary geographic region:
Americas .....................................................	$1,465,754	$68,767	$1,534,521
Europe and the Middle East (2) ...............	295,346	124,421	419,767
Asia-Pacific ................................................	172,864	1,880	174,744
Total ............................................................	$1,933,964	$195,068	$2,129,032
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
(2)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in increases of $58.9 million and $122.3 million in Other Investments within major business activities and increases of $58.9 million and $122.3 million in
Europe and the Middle East under primary geographic regions for the three and six months ended May 31, 2024, respectively.
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at May 31, 2025. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three and six months ended May 31, 2025, we
recognized $10.1 million and $64.9 million, respectively,
compared with $16.7 million and $25.6 million during the three and six months ended May 31, 2024, respectively, of revenue
related to performance obligations satisfied (or partially
satisfied) in previous periods, mainly due to resolving
uncertainties in variable consideration that was constrained in prior periods. In addition, three and six months ended May 31,
2025, we recognized $7.7 million and $15.5 million, respectively, compared with $8.9 million and $15.2 million during the three and six months ended May 31, 2024, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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
Deferred revenue at May 31, 2025 and November 30, 2024 was
$87.8 million and $79.1 million, respectively, which is recorded in
Accrued expenses and other liabilities. During the three and six months ended May 31, 2025, we recognized revenues of $25.5
million and $38.5 million, respectively, compared with $36.4 million and $32.9 million for the three and six months ended May
31, 2024, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with
customers of $289.4 million and $275.9 million at May 31, 2025 and November 30, 2024, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

36	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
At May 31, 2025 and November 30, 2024, capitalized costs to
fulfill a contract were $7.4 million and $5.8 million, respectively, which are recorded in Receivables – Fees, interest and other.
During the three and six months ended May 31, 2025, we
recognized expenses of $1.4 million and $1.7 million, compared with $1.3 million and $2.0 million during the three and six months ended May 31, 2024, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31,
2025 and May 31, 2024.
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the
Senior Executive Compensation Plan and other compensation
plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
At May 31, 2025, there were approximately 2.2 million shares of restricted stock outstanding with future service required,
4.4 million RSUs outstanding with future service required
(including target RSUs that may be issued under the senior
executive compensation plan), 9.7 million RSUs outstanding with no future service required, and 5.1 million stock options
outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is
19.2 million at May 31, 2025.
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
compensation year.
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Restricted cash awards	$131.5	$104.2	$246.6	$212.1
Restricted stock and RSUs (1) .....................	18.2	14.4	53.8	34.6
Profit sharing plan .........	1.9	2.2	9.3	9.1
Total compensation cost .............................	$151.6	$120.8	$309.7	$255.8
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain
compensation plans at May 31, 2025:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ..............	$126.1	2.6
Restricted cash awards (1) ........................	1,050.5	2.8
Total ..............................................................	$1,176.6
(1)The remaining unamortized amount is included within Other assets.
Note 16. Borrowings
Short-Term Borrowings

$ in thousands	May 31, 2025	November 30, 2024
Bank loans and other credit facilities ........................	$615,770	$443,160
Fixed rate callable note ...............................................	699,333	—
Total short-term borrowings (1) ...............................	$1,315,103	$443,160
(1)Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At May 31, 2025 and November 30, 2024, the weighted average
interest rate on bank loans outstanding is 5.50% and 6.25% per annum, respectively.
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
agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2025, we were in compliance with all covenants under these credit facilities.

May 2025 Form 10-Q	37
Notes to Consolidated Financial Statements
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	May 31, 2025	November 30, 2024
Parent Co. unsecured borrowings
Fixed rate	2025	6,203	519,738
	2026	1,304,514	818,819
	2027	1,165,138	587,631
	2028	1,098,720	1,031,076
	2029	664,938	742,427
	2030 and Later	5,697,602	4,561,814

Variable rate	2025	350,000	—
	2026	44,277	41,230
	2027	—	570,432
	2029	1,312	1,311
	2030 and Later	71,916	850,273

Structured notes (1)	2025	81,836	157,638
	2026	139,700	114,308
	2027	100,865	97,758
	2028	143,633	77,781
	2029	267,167	316,139
	2030 and Later	2,000,286	1,587,721
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		13,138,107	12,076,096
Subsidiaries secured borrowings
Fixed rate	2025	163,529	160,384
	2026	26,042	42,643
	2027	34,799	13,077
	2028	86,375	35,135
	2029	132,230	104,912

Variable rate	2026	865,770	792,400
	2027	274,254	274,026

Structured note (1) .......................................................................................................................................	2028	571,030	—
Total Subsidiaries secured borrowings .................................................................................................................................................		2,154,029	1,422,577
Subsidiaries unsecured borrowings
Fixed rate	2029	4,015	4,310
	2030 and Later	1,606	1,347

Variable rate	2026	—	26,235
	2027	54,210	—
Total Subsidiaries unsecured borrowings .............................................................................................................................................		59,831	31,892
Total long-term debt (3) ..........................................................................................................................................................................		$15,351,967	$13,530,565
Fair value ....................................................................................................................................................................................................		$15,386,322	$13,734,421
Weighted-average interest rate (4) .......................................................................................................................................................		5.27%	5.30%
Interest rate range (4) ..............................................................................................................................................................................		0.00% - 7.52%	0.00% - 7.66%
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
(2)Carrying values of certain unsecured borrowings, totaling $2.06 billion and $2.04 billion for May 31, 2025 and November 30, 2024, respectively, include cumulative hedging adjustments of $175.0 million and $193.7 million at May 31, 2025 and November 30, 2024, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At May 31, 2025 and November 30, 2024, our borrowings under several credit facilities classified within Long-term debt amounted to $1.20 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2025, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes.

38	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
During the six months ended May 31, 2025, long-term debt
increased by $1.82 billion to $15.35 billion at May 31, 2025 primarily due to proceeds of $350.0 million from the drawdown of an unsecured credit facility, $874.5 million from the issuances of unsecured senior notes, $438.1 million from net issuances of structured notes, $690.0 million from increased subsidiaries borrowings and $237.2 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $666.9 million on unsecured senior notes and
$116.9 million of valuation gains on structured notes.
Note 17. Total Equity
Common Stock
At May 31, 2025 and November 30, 2024, we had 565,000,000
authorized shares of voting common stock with a par value of
$1.00 per share. At May 31, 2025 and November 30, 2024, we
had outstanding 206,271,769 common shares and 205,504,272
common shares outstanding, respectively.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. Treasury stock repurchases during the three and six months ended May 31, 2025 represent repurchases of common
stock for net-share tax withholding under our equity
compensation plan.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. As of November 30, 2024,
SMBC had cumulatively exchanged approximately 27.6 million
shares of voting common stock for 55,125 shares of Series B
Preferred Stock. Following this exchange, SMBC increased its ownership of our common stock on an as-converted basis and
fully-diluted, as-converted basis. As a result, the CEO of
Sumitomo Mitsui Financial Group, Inc. was elected and now
serves on our Board of Directors. On September 19, 2024, SMBC
purchased 9.2 million shares of our common stock. At May 31,
2025, SMBC owns approximately 15.7% of our common stock on
an as-converted basis and 14.5% on a fully-diluted, as-converted basis. Refer to Note 22, Related Party Transactions for further information regarding transactions with SMBC.

May 2025 Form 10-Q	39
Notes to Consolidated Financial Statements
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations .........................................................................................................	$91,395	$154,647	$228,244	$318,930
Less: Net losses attributable to noncontrolling interests ...............................................................................	(7,668)	(3,785)	(14,651)	(10,237)
Allocation of earnings to participating securities (1) ......................................................................................	(11,046)	(13,741)	(26,940)	(27,930)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share ...........................................................................................................................................................	$88,017	$144,691	$215,955	$301,237
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share ...........................................................................................................................................................	$88,017	$144,691	$215,955	$301,237

Numerator for earnings per common share from discontinued operations:
Net earnings (losses) from discontinued operations, net of taxes ...............................................................	—	40	—	(7,851)
Less: Net losses attributable to noncontrolling interests ...............................................................................	—	(1,005)	—	(1,991)
Net earnings (losses) from discontinued operations attributable to common shareholders for basic and diluted earnings per share ......................................................................................................................	$—	$1,045	$—	$(5,860)
Net earnings attributable to common shareholders for basic earnings per share ...................................	$88,017	$145,736	$215,955	$295,377
Net earnings attributable to common shareholders for diluted earnings per share ................................	$88,017	$145,736	$215,955	$295,377

Denominator for earnings per common share:
Weighted average common shares outstanding .............................................................................................	206,254	212,039	206,150	211,787
Weighted average shares of restricted stock outstanding with future service required ...........................	(2,248)	(2,329)	(2,276)	(2,366)
Weighted average RSUs outstanding with no future service required ..........................................................	11,091	10,261	10,944	10,514
Weighted average basic common shares ........................................................................................................	215,097	219,971	214,818	219,935
Stock options and other share-based awards .................................................................................................	4,262	3,470	4,984	3,124
Senior executive compensation plan RSU awards ..........................................................................................	2,538	2,705	2,581	2,528
Weighted average diluted common shares (2) ...............................................................................................	221,897	226,146	222,383	225,587

Earnings (losses) per common share:
Basic from continuing operations ......................................................................................................................	$0.41	$0.66	$1.01	$1.37
Basic from discontinued operations ..................................................................................................................	—	—	—	(0.03)
Basic .......................................................................................................................................................................	$0.41	$0.66	$1.01	$1.34
Diluted from continuing operations ....................................................................................................................	$0.40	$0.64	$0.97	$1.34
Diluted from discontinued operations ................................................................................................................	—	—	—	(0.03)
Diluted ....................................................................................................................................................................	$0.40	$0.64	$0.97	$1.31
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.
Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million for both the three and six months ended May 31, 2025, respectively, compared with 21.1 million and 21.2 million for the three and six months ended May 31, 2024, respectively. Dividends paid on participating securities were $11.0 million and $22.1 million for the three and six months ended May 31, 2025, respectively, and $6.3 million and $12.6 million for the three and six months ended May 31, 2024, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at May 31, 2025 and was 13.4% of the weighted average common shares outstanding for both the three and six months ended May 31, 2025.

40	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Dividends

Six Months Ended May 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40

Six Months Ended May 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
June 25, 2025, the Board of Directors declared a dividend of
$0.40 per common share to be paid on August 29, 2025 to
common shareholders of record at August 18, 2025.
During the three and six months ended May 31, 2025, we paid
cash dividends of $11.0 million and $22.1 million, compared to
$6.3 million and $12.6 million for the three and six months ended
May 31, 2024, respectively, to the Series B Preferred stockholder.
The payment of dividends is subject to the discretion of our
Board of Directors and depends upon general business
conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	May 31, 2025	November 30, 2024
Net unrealized losses on available-for-sale securities .......................................................................	$(2,244)	$(2,406)
Net currency translation adjustments and other .....	(143,174)	(173,841)
Net unrealized losses related to instrument- specific credit risk .......................................................	(154,837)	(206,664)
Net minimum pension liability ....................................	(39,440)	(40,220)
Total accumulated other comprehensive loss, net of tax ..............................................................................	$(339,695)	$(423,131)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2025	2024	2025	2024
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1) ........................................................................	$5,121	$516	$7,658	$2,633
Amortization of defined benefit pension plan actuarial losses (2) ..................................	(67)	(90)	(826)	(180)
Total reclassifications for the period, net of tax ..................................................................	$5,054	$426	$6,832	$2,453
(1)The amounts include income tax expense of $1.8 million and $2.6 million for the three and six months ended May 31, 2025, respectively, compared with income tax expense of $0.2 million and $0.9 million for the three and six months ended May 31, 2024, respectively, which were reclassified to Principal transactions revenues.
(2)The amounts include income tax benefit of $0.3 million for six months ended
May 31, 2025, compared with an income tax benefit of $0.1 million for the six months ended May 31, 2024, which were reclassified to Compensation and benefits expenses.
Note 18. Income Taxes
At May 31, 2025 and November 30, 2024, our total gross
unrecognized tax benefits were $325.3 million and
$346.4 million, respectively.
At May 31, 2025 and November 30, 2024, we had interest
accrued of $183.1 million and $176.6 million, respectively,
included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $257.0 million and $273.8 million (net of Federal benefit) at May 31, 2025 and
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
resolution occurs.
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2021
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2022
Germany ...................................................................................................	2019
Hong Kong ...............................................................................................	2019
India ...........................................................................................................	2010

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Income tax expense ..............	$43.5	$73.1	$57.7	$129.1
Effective tax rate ....................	32.3%	32.1%	20.2%	28.8%
Note 19. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	2031 and Later	Maximum Payout
Equity commitments (1) .....	$26.9	$18.0	$76.5	$0.1	$166.3	$287.8
Loan commitments (1) .......	1.8	337.2	14.8	—	—	353.8
Loan purchase commitments (2) .................	3,588.4	—	—	—	—	3,588.4
Forward starting reverse repos (3) ...............................	4,342.0	—	—	—	—	4,342.0
Forward starting repos (3) .	3,051.7	—	—	—	—	3,051.7
Other unfunded commitments (1) .................	222.3	392.9	457.6	14.2	—	1,087.0
Total commitments ............	$11,233.1	$748.1	$548.9	$14.3	$166.3	$12,710.7
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at May 31, 2025, Jefferies had also entered into back-to-back committed sale contracts aggregating to $3.41 billion.
(3)At May 31, 2025, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

May 2025 Form 10-Q	41
Notes to Consolidated Financial Statements
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
May 31, 2025, our outstanding commitments relating to Jefferies
Capital Partners, LLC and its private equity funds were $9.8 million.
Additionally, at May 31, 2025, we had other outstanding equity commitments to invest up to $222.2 million with strategic
affiliates and $40.4 million to various other investments.
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2025, we had outstanding loan
commitments of $99.8 million to clients and $4.0 million to a strategic affiliate.
Loan commitments outstanding at May 31, 2025 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by
Jefferies Finance.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at May 31,
2025:

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts— non-credit related .........	$12,864.2	$18,190.8	$15,253.4	$1,550.0	$47,858.4
Total derivative contracts .......	$12,864.2	$18,190.8	$15,253.4	$1,550.0	$47,858.4
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2025, the fair value of derivative contracts meeting the definition of a guarantee is approximately $357.8 million.
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
At May 31, 2025, the aggregate amount of infrastructure
improvement bonds outstanding was $60.3 million.
Standby Letters of Credit. At May 31, 2025, we provided
guarantees to certain counterparties in the form of standby
letters of credit in the amount of $306.2 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.

42	Jefferies Financial Group Inc.
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At May 31, 2025, Jefferies LLC’s and JFSI’s net capital and
excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,648,720	$1,510,016
JFSI - SEC ......................................................................	345,239	325,239
JFSI - CFTC ...................................................................	345,239	317,560
In addition, the equivalent capital requirement for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1.94 billion and an excess capital of $1.11 billion at May 31,
2025.
At May 31, 2025, Jefferies LLC, JFSI and JIL are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2025, Jefferies
LLC had $164.3 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2025, Jefferies
LLC had $317.1 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and
Securities purchased under agreements to resell.

May 2025 Form 10-Q	43
Notes to Consolidated Financial Statements
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
interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Investment Banking and Capital Markets:
Net revenues	$1,470.5	$1,494.4	$2,869.4	$2,945.7
Non-interest expenses	1,282.2	1,243.1	2,514.3	2,539.4
Earnings from continuing operations before income taxes	188.3	251.3	$355.10	406.3
Asset Management:
Net revenues	154.6	156.5	346.3	429.9
Non-interest expenses	217.3	185.6	427.2	407.3
Earnings (losses) from continuing operations before income taxes	(62.7)	(29.1)	(80.9)	22.6
Total of Reportable Business Segments:
Net revenues	1,625.1	1,650.9	3,215.7	3,375.6
Non-interest expenses	1,499.5	1,428.7	2,941.5	2,946.7
Earnings from continuing operations before income taxes	125.6	222.2	274.2	428.9
Reconciliation to consolidated amounts:
Net revenues	9.3	5.5	11.8	19.0
Earnings from continuing operations before income taxes (1)	9.3	5.5	11.8	19.0
Total:
Net revenues	1,634.4	1,656.4	3,227.5	3,394.6
Non-interest expenses	1,499.5	1,428.7	2,941.5	2,946.7
Earnings from continuing operations before income taxes	$134.9	$227.7	$286.0	$447.9
(1)Management does not consider debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans, foreign currency transaction gains or losses or certain other corporate income and expense items in assessing the financial performance of operating businesses. Collectively, these items are included in the reconciliation of reportable business segment amounts to consolidated amounts.

$ in millions	May 31, 2025	November 30, 2024
Investment Banking and Capital Markets .................	$61,957.3	$59,142.9
Asset Management ......................................................	5,328.0	5,217.4
Total assets ..................................................................	$67,285.3	$64,360.3
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2025	2024	2025	2024
Americas (1) ..........................................	$990.3	$1,145.3	$2,097.3	$2,453.0
Europe and the Middle East (2) ...........	488.2	370.2	859.1	702.1
Asia-Pacific ............................................	155.9	140.9	271.1	239.5
Net revenues .........................................	$1,634.4	$1,656.4	$3,227.5	$3,394.6
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

44	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Note 22. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At May 31, 2025 and November 30, 2024, we had $22.4 million and $29.4 million, respectively, of loans, net of allowance, outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in
Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately
$9.2 million and $5.0 million at May 31, 2025 and
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
and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	May 31, 2025	November 30, 2024
Assets
Cash and cash equivalents ............	$302,463	$542,212
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ...............................	29,222	—
Financial instruments owned, at fair value .......................................	5,985	1,539
Securities borrowed .........................	3,579	20,403
Securities purchased under agreements to resell ..................	379,932	381,568
Receivables:
Brokers, dealers and clearing organizations ................................	32,604	3,012
Fees, interest and other ...............	5,193	7,851
Other assets .....................................	88	175
Total assets ......................................	$759,066	$956,760

Liabilities
Financial instruments sold, not yet purchased, at fair value .......	$2,578	$1,830
Securities loaned .............................	3,312	187
Securities sold under agreements to repurchase ..............................	481,851	631,390
Payables:
Brokers, dealers and clearing organizations ..........................	9,816	18,701
Accrued expenses and other liabilities .......................................	10,862	6,767
Long-term debt (1) ...........................	350,000	—
Total liabilities .................................	$858,419	$658,875
(1)Interest on this credit facility is based on an adjusted SOFR plus a spread.

$ in thousands	Three Months Ended May 31, 2025	Six Months Ended May 31, 2025
Revenues
Investment banking .....................	$3,814	$7,663
Principal transactions (1) ...........	3,197	(995)
Commissions and other fees .....	752	1,401
Interest ...........................................	7,117	14,734
Total revenues .............................	14,880	22,803
Interest expense ...........................	10,844	21,716
Net revenues ................................	$4,036	$1,087
Non-interest expenses
Business development ................	$7,117	$11,805
Other expenses ............................	1	5
Total non-interest expenses ......	$7,118	$11,810
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 11, Investments for further information.

May 2025 Form 10-Q	45
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
Consolidated Results of Operations
Overview

	Three Months Ended May 31,
$ in thousands	2025	2024	% Change
Net revenues ....................................................	$1,634,447	$1,656,445	(1.3)%
Non-interest expenses ....................................	1,499,546	1,428,691	5.0%
Earnings from continuing operations before income taxes ........................................	134,901	227,754	(40.8)%
Income tax expense from continuing operations ..........................................................	43,506	73,107	(40.5)%
Net earnings from continuing operations .....	91,395	154,647	(40.9)%
Net earnings from discontinued operations, net of income taxes .........................................	—	40	(100.0)%
Net losses attributable to noncontrolling interests .............................................................	(7,668)	(4,790)	60.1%
Preferred stock dividends ...............................	11,046	13,741	(19.6)%
Net earnings attributable to common shareholders .....................................................	88,017	145,736	(39.6)%
Effective tax rate from continuing operations ........................................................	32.3%	32.1%

	Six Months Ended May 31,
$ in thousands	2025	2024	% Change
Net revenues ....................................................	$3,227,466	$3,394,648	(4.9)%
Non-interest expenses ....................................	2,941,500	2,946,652	(0.2)%
Earnings from continuing operations before income taxes ........................................	285,966	447,996	(36.2)%
Income tax expense from continuing operations ..........................................................	57,722	129,066	(55.3)%
Net earnings from continuing operations .....	228,244	318,930	(28.4)%
Net losses from discontinued operations, net of income taxes .........................................	—	(7,851)	(100.0)%
Net losses attributable to noncontrolling interests .............................................................	(14,651)	(12,228)	19.8%
Preferred stock dividends ...............................	26,940	27,930	(3.5)%
Net earnings attributable to common shareholders .....................................................	215,955	295,377	(26.9)%
Effective tax rate from continuing operations ........................................................	20.2%	28.8%

46	Jefferies Financial Group Inc.
Executive Summary
Three Months Ended May 31, 2025 Versus May 31, 2024
Consolidated Results
•Net revenues were $1.63 billion, down 1.3% compared to $1.66 billion for the prior year quarter, as market uncertainty related to U.S. policy and geopolitical events reduced activity levels for certain of our businesses during the current quarter.
•Earnings from continuing operations before income taxes were
$134.9 million, down 40.8% compared to $227.8 million for the prior year quarter, primarily driven by higher non-compensation expenses associated with certain business activity, particularly in Equities. The prior year period includes the results of
Foursight through its sale in April 2024.
Business Results
•Investment banking net revenues from Advisory, Equity
underwriting and Debt underwriting totaling $785.6 million
were up 6.4% compared to $738.6 million for the prior year
quarter. Advisory net revenues were up 61.3%, primarily
attributable to market share gains and an increase in mergers and acquisitions activity levels across most sectors. Total
underwriting net revenues were down 28% as debt underwriting remained flat and equity underwriting declined, consistent with an overall industry slowdown attributable to significant
uncertainty related to U.S. policy and geopolitical events which meaningfully slowed activity levels. Other investment banking net revenues were $(19.3) million, compared to net revenues of
$48.8 million for the prior year quarter. Other investment
banking net revenues include the net returns on our
investments in our Jefferies Finance and Berkadia joint
ventures and net gains or losses on investments, and the prior year quarter includes Foursight operating revenues as well as the gain on the sale of Foursight in April 2024.
•Equities net revenues were $526.2 million, up 24.4% compared to $422.9 million for the prior year quarter, primarily
attributable to market share gains and increased global trading volumes driving stronger results across several of our equities business lines.
•Fixed income net revenues were $177.9 million, down 37.4%
compared to $284.2 million for the prior year quarter due to lower global activity levels and volatility in credit spreads impacting the overall trading environment in the current
quarter.
•Asset management net revenues were $154.6 million
compared to $156.5 million for the prior year quarter. Asset management fees and revenues were modestly higher and
Investment return increased due to improved returns generated across a number of fund strategies, partially offset by net
losses on certain investment positions.
Non-interest Expenses
•Compensation and benefits expenses were $854.8 million, a
decrease of 1%, compared to $862.0 million for the prior year quarter. Compensation and benefits expense as a percentage
of Net revenues was 52.3%, compared to 52.0% for the prior
year quarter.
•Non-compensation expenses were $644.7 million, higher
compared to $566.7 million for the prior year quarter. Non-
compensation expenses were higher primarily due to increased brokerage and clearing fees other transactional costs (included in other expenses) associated with increased global equities trading volumes. Additionally, non-compensation expenses
increased due to higher business development, technology and communication expenses and a write-down on certain assets
held for sale. In addition, Non-compensation expenses for the prior year quarter include Foursight activity up through the sale in April 2024. Non-compensation expenses as a percentage of
Net revenues was 39.4% compared to 34.2% for the prior year
quarter.
Six Months Ended May 31, 2025 Versus May 31, 2024
Consolidated Results
•Net revenues were $3.23 billion, down 4.9% compared to $3.39 billion for the prior year period, as market uncertainty related to
U.S. policy and geopolitical events reduced activity levels for certain of our businesses during the current year.
•Earnings from continuing operations before income taxes were
$286.0 million, down 36.2% compared to $448.0 million for the prior year period. Our results reflect solid performance in our
Investment Banking advisory business as well as our Equities business offset by a meaningful decline in investment return generated by our Asset Management business and a decline in
the performance of our Fixed Income business. Additionally,
non-compensation expenses were higher compared to the
prior year period associated with certain business activity, particularly in Equities.
Business Results
•Investment banking net revenues from Advisory, Equity
underwriting and Debt underwriting totaling $1.51 billion were up 6.8% compared to $1.42 billion for the prior year period.
Advisory net revenues were up 37.5% primarily attributable to market share gains and an increase in mergers and
acquisitions activity levels across all sectors. Total
underwriting net revenues were down 17.3% as strong results
in debt underwriting were offset by a slowdown in equity
underwriting activity, consistent with the overall industry
slowdown attributable to significant uncertainty related to U.S.
policy and geopolitical events. Other investment banking net revenues were $(44.3) million, compared to net revenues of
$98.7 million for the prior year period. Other investment
banking net revenues include the net returns on our
investments in our Jefferies Finance and Berkadia joint
ventures and net gains or losses on investments, and the prior year period includes Foursight operating revenues as well as the gain on the sale of Foursight in April 2024.
•Equities net revenues were $935.3 million, up 17.7% compared to $794.7 million for the prior year period, attributable to market share gains and stronger global results across several of our equities business lines.
•Fixed income net revenues were $467.1 million, down 26.6%
compared to $636.7 million for the prior year period due to
lower global activity levels and volatility in credit spreads impacting the overall trading environment in the current year.
•Asset management net revenues were $346.3 million
compared to $429.9 million for the prior year period. Asset
management fees and revenues increased driven by higher
performance fees realized during the period offset by a
decrease in Investment return attributable to a challenging
investment environment for several strategies particularly with a long equity bias.

May 2025 Form 10-Q	47
Non-interest Expenses
•Compensation and benefits expenses were $1.70 billion, a
decrease of 5.2%, compared to $1.79 billion for the prior year period. Compensation and benefits expense as a percentage of
Net revenues was 52.5%, compared to 52.7% for the prior year period.
•Non-compensation expenses were $1.25 billion, higher
compared to $1.16 billion for the prior year period. The
increase in non-compensation expenses was primarily due to
increased business development, brokerage and clearing fees
and other transactional costs (included in other expenses)
associated with increased global equities trading volumes and higher technology and communication expenses. The current
year also includes $16.3 million in charitable donations,
including $9.6 million to support Los Angeles wildfire relief efforts, as well as a $5.7 million land donation by HomeFed, and a write-down on certain assets held for sale. Other
expenses for the prior year period include bad debt expenses of $26.2 million largely related to our losses associated with the shutdown of Weiss Multi-Strategy Advisers (“Weiss”). In
addition, non-compensation expenses for the prior year period include Foursight activity up through the sale in April 2024.
Non-compensation expenses as a percentage of Net revenues
was 38.6% compared to 34.1% for the prior year period.
Headcount
•At May 31, 2025, we had 7,671 employees globally across all of our consolidated subsidiaries within our Investment Banking
and Capital Markets and Asset Management reportable
segments, a decrease of 151 employees from our headcount
of 7,822 at November 30, 2024. Included within our global
headcount are 1,922 employees at May 31, 2025 and 2,063
employees at November 30, 2024 of our Stratos, Tessellis,
HomeFed and M Science subsidiaries.
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
and are, therefore, not reported as part of our business segment results.

	Three Months Ended
	May 31, 2025		May 31, 2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ............................	$457,860	28.0%	$283,898	17.1%	61.3%
Equity underwriting ..........	122,366	7.5	249,187	15.0	(50.9)
Debt underwriting .............	205,363	12.6	205,499	12.4	(0.1)
Other investment banking ........................	(19,282)	(1.2)	48,802	3.0	N/M
Total Investment Banking ........................	766,307	46.9	787,386	47.5	(2.7)
Equities ..............................	526,244	32.2	422,884	25.5	24.4
Fixed income .....................	177,911	10.9	284,177	17.2	(37.4)
Total Capital Markets ......	704,155	43.1	707,061	42.7	(0.4)
Total Investment Banking and Capital Markets (1) ..................	1,470,462	90.0	1,494,447	90.2	(1.6)
Asset management fees and revenues ..............	20,766	1.3	16,818	1.0	23.5
Investment return .............	50,404	3.1	32,942	2.0	53.0
Allocated net interest (2) .	(19,144)	(1.2)	(16,003)	(1.0)	19.6
Other investments, inclusive of net interest .........................	102,595	6.3	122,767	7.4	(16.4)
Total Asset Management ...............	154,621	9.5	156,524	9.4	(1.2)
Other ...................................	9,364	0.5	5,474	0.4	71.1
Net revenues .....................	$1,634,447	100.0%	$1,656,445	100.0%	(1.3)%

	Six Months Ended
	May 31, 2025		May 31, 2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ...............................	$855,640	26.5%	$622,465	18.3%	37.5%
Equity underwriting .............	250,886	7.8	458,490	13.5	(45.3)
Debt underwriting ................	404,725	12.5	334,693	9.9	20.9
Other investment banking ..	(44,252)	(1.4)	98,748	2.9	N/M
Total Investment Banking .	1,466,999	45.4	1,514,396	44.6	(3.1)
Equities .................................	935,302	29.0	794,684	23.4	17.7
Fixed income ........................	467,137	14.5	636,655	18.8	(26.6)
Total Capital Markets .........	1,402,439	43.5	1,431,339	42.2	(2.0)
Total Investment Banking and Capital Markets (1) ....................................	2,869,438	88.9	2,945,735	86.8	(2.6)
Asset management fees and revenues .................	109,396	3.4	76,475	2.3	43.0
Investment return ................	44,770	1.4	150,582	4.4	(70.3)
Allocated net interest (2) ....	(36,365)	(1.1)	(31,015)	(0.9)	17.2
Other investments, inclusive of net interest	228,535	7.1	233,865	6.9	(2.3)
Total Asset Management ..	346,336	10.8	429,907	12.7	(19.4)
Other ......................................	11,692	0.3	19,006	0.5	(38.5)
Net revenues ........................	$3,227,466	100.0%	$3,394,648	100.0%	(4.9)%
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
Investment banking net revenues were $766.3 million, down 2.7%
compared to $787.4 million for the prior year quarter.
Investment banking net revenues were $1.47 billion, down 3.1%
compared to $1.51 billion for the prior year period.

	Deals Completed
	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Advisory transactions ........	84	74	176	152
Public and private equity and convertible offerings ...........................	45	64	80	122
Public and private debt financings ........................	268	285	481	467

	Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,
$ in billions	2025	2024	2025	2024
Advisory transactions ..........	$87.2	$75.9	$199.0	$130.8
Public and private equity and convertible offerings	21.6	31.6	44.0	44.4
Public and private debt financings ..........................	100.3	160.7	247.5	268.0
Three Months Ended May 31, 2025 Versus May 31, 2024
Advisory net revenues were $457.9 million, up 61% compared to
$283.9 million for the prior year quarter, driven by market share gains attributable to an increase in mergers and acquisition activity levels across most sectors.
Total underwriting net revenues were $327.7 million, down 27.9%
from $454.7 million for the prior year quarter, driven by lower equity underwriting activity across most sectors, consistent with the overall industry slowdown attributable to significant
uncertainty related to U.S. policy and geopolitical events. Debt underwriting net revenues remained relatively flat compared to the prior year quarter.
Other investment banking net revenues were $(19.3) million,
compared to net revenues of $48.8 million for the prior year quarter and include mark-to-market net losses on certain
investment positions. Performance from our strategic Berkadia joint venture modestly decreased while performance from our
strategic Jefferies Finance joint venture was lower than the prior year quarter. Other investment banking net revenues for the prior year quarter include Foursight operating revenues as well as the gain on the sale of Foursight in April 2024.
While our investment banking backlog remains strong, the extent and timing of its realization may be impacted by an environment that remains challenging due to ongoing uncertainties around
U.S. policy and geopolitical events. Backlog snapshots are
subject to limitations as the time frame for the realization of revenues from these expected transactions varies and is
influenced by factors we do not control. Transactions not
included in the estimate may occur, and expected transactions may also be modified or cancelled.
Six Months Ended May 31, 2025 Versus May 31, 2024
Advisory net revenues were $855.6 million, up 37.5% compared to $622.5 million for the prior year period, primarily attributable to market share gains and an increase in mergers and acquisition activity levels across all sectors.
Total underwriting net revenues were $655.6 million, down 17.3%
compared to $793.2 million for the prior year period. Solid net revenues in Debt were driven by an increase in mergers and
acquisition activity across most sectors and collateralized loan origination activity. A decline in Equity underwriting net revenues was attributable to a decrease in transaction activity across most sectors, consistent with the overall industry slowdown
attributable to significant uncertainty related to U.S. policy and geopolitical events which meaningfully slowed activity levels.
Other investment banking net revenues were $(44.3) million,
compared to net revenues of $98.7 million for the prior year period and include mark-to-market net losses compared to mark-
to-market net gains in the prior year period. Performance from our strategic Berkadia joint venture modestly increased while performance from our strategic Jefferies Finance joint venture was lower than the prior year period. Other investment banking net revenues for the prior year period include Foursight operating revenues as well as the gain on the sale of Foursight in April
2024.
Equities Net Revenues
Equities is composed of net revenues from:
•services provided to our clients from which we earn
commissions or spread revenue by executing, settling and
clearing transactions for clients;
•advisory services offered to clients;

May 2025 Form 10-Q	49
•financing, securities lending and other prime brokerage
services offered to clients, including capital introductions and outsourced trading;
•corporate equity derivative transactions; and
•wealth management services.
Three Months Ended May 31, 2025 Versus May 31, 2024
Equities net revenues were $526.2 million, up 24% from
$422.9 million for the prior year quarter, as increased volumes drove stronger results, particularly within our global electronic trading, equity options and Europe and Asia equity cash
businesses, and our corporate derivatives business produced
strong results globally. These increases were partially offset by lower revenues from our U.S. equity cash business.
Six Months Ended May 31, 2025 Versus May 31, 2024
Equities net revenues were $935.3 million, up 17.7% compared to
$794.7 million for the prior year period, as stronger results in our global electronic trading and Europe and Asia equity cash
businesses significantly increased over the prior year period.
Additionally, revenues from our prime services and equity options businesses were also strong. These increases were partially
offset by lower revenues from our U.S. equity cash business.
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
Three Months Ended May 31, 2025 Versus May 31, 2024
Fixed income net revenues were $177.9 million, down 37.4%
compared to $284.2 million for the prior year quarter as a result of a challenging market in the current quarter due to lower global activity levels and volatility in credit spreads impacting the overall trading environment and several businesses, including
distressed, securitized products, emerging markets and
municipals.
Six Months Ended May 31, 2025 Versus May 31, 2024
Fixed income net revenues were $467.1 million, down 26.6%
compared to $636.7 million for the prior year period as a result of a challenging market in the current year due to lower global activity levels and volatility in credit spreads impacting the overall trading environment and several businesses, including
distressed, municipals, emerging markets, securitized products and corporates.
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
•investment and fund placement fees; and
•revenues from investments held in our other investments
portfolio, including consolidated operations from real estate development activities, foreign exchange trading and
telecommunications activities.
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
generated from investment returns in a calendar year are
recognized in our following fiscal year.

	Three Months Ended May 31,
$ in thousands	2025	2024	% Change
Asset management fees and other ..	7,495	6,990	7.2%
Revenue from strategic affiliates (1)	13,271	9,828	35.0%
Total asset management fees and revenues ..........................................	20,766	16,818	23.5%
Investment return ................................	50,404	32,942	53.0%
Allocated net interest ..........................	(19,144)	(16,003)	19.6%
Other investments ...............................	102,595	122,767	(16.4)%
Total Asset Management ..................	$154,621	$156,524	(1.2)%

	Six Months Ended May 31,
$ in thousands	2025	2024	% Change
Asset management fees and other ..	53,302	36,351	46.6%
Revenue from strategic affiliates (1)	56,094	40,124	39.8%
Total asset management fees and revenues ..........................................	109,396	76,475	43.0%
Investment return ................................	44,770	150,582	(70.3)%
Allocated net interest ..........................	(36,365)	(31,015)	17.2%
Other investments ...............................	228,535	233,865	(2.3)%
Total Asset Management ..................	$346,336	$429,907	(19.4)%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.

50	Jefferies Financial Group Inc.
Three Months Ended May 31, 2025 Versus May 31, 2024
Asset management fees and revenues were $20.8 million, up
23% compared to $16.8 million for the prior year quarter,
primarily driven by higher placement fees earned during the
current quarter compared to the prior year quarter.
Investment return was $50.4 million, up 53% compared to
$32.9 million for the prior year quarter due to improved returns generated across a number of fund strategies.
Other investments net revenues were $102.6 million, down 16%
compared to $122.8 million in the prior year quarter, primarily driven by unrealized losses on certain investment positions.
Six Months Ended May 31, 2025 Versus May 31, 2024
Asset management fees and revenues were $109.4 million, up
43% compared to $76.5 million for the prior year period, reflecting higher performance fees on funds managed by us and through
our strategic affiliates.
Investment return was $44.8 million, compared to $150.6 million for the prior year period, with the decrease attributable to a challenging investment environment, primarily in the first quarter of 2025 for a variety of strategies, particularly those with a long equity bias.
Other investments net revenues were $228.5 million, down 2%
compared to $233.9 million for the prior year period, attributable to net losses recognized on certain investments in the current period compared to net gains in the prior year period, partially offset by realized gains on property sales at HomeFed during the current year period.
Assets Under Management
Aggregate net asset values or net asset value equivalent assets under management:

$ in millions	May 31, 2025	November 30, 2024
Net asset values of seed investments .................	$1,870	$1,761
Net asset values of financed investments ..........	1,193	1,174
Net asset values of investments (1) .....................	3,063	2,935
Assets under management by affiliated asset managers with revenue sharing arrangements (2) ................................................	25,731	22,515
Third-party and other investments actively managed by our wholly-owned managers (3)	2,626	2,596
Total aggregate net asset values or net asset value equivalent assets under management .	$31,420	$28,046
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
we have strategic relationships and participate in the revenues or profits of the affiliated manager.
Investments by type of asset manager:

$ in thousands	May 31, 2025	November 30, 2024
Jefferies Financial Group Inc.; as manager:
Fund investments (1) ...................................................	$205,769	$199,248
Separately managed accounts (2) ............................	209,111	177,998
Total ...............................................................................	$414,880	$377,246
Strategic affiliates; as manager:
Fund investments (1) ...................................................	$1,121,442	$944,940
Separately managed accounts (2) ............................	333,157	439,043
Investments in asset managers .................................	163,815	81,403
Total ...............................................................................	$1,618,414	$1,465,386
Total asset management investments ...................	$2,033,294	$1,842,632
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31,
2025 and November 30, 2024 $13.0 million and $11.3 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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
business segments as management does not consider such
amounts in assessing the financial performance of our operating businesses.

May 2025 Form 10-Q	51
Non-interest Expenses

	Three Months Ended May 31,
$ in thousands	2025	2024	% Change
Compensation and benefits ...........	$854,839	$861,993	(0.8)%
Brokerage and clearing fees ..........	129,745	110,536	17.4
Underwriting costs ..........................	14,525	18,552	(21.7)
Technology and communications	146,198	135,238	8.1
Occupancy and equipment rental .	30,711	29,327	4.7
Business development ...................	80,070	68,630	16.7
Professional services .....................	77,768	75,493	3.0
Depreciation and amortization ......	52,253	49,946	4.6
Cost of sales ....................................	42,961	37,462	14.7
Other ..................................................	70,476	41,514	69.8
Total non-interest expenses .........	$1,499,546	$1,428,691	5.0%

	Six Months Ended May 31,
$ in thousands	2025	2024	% Change
Compensation and benefits ...........	$1,695,966	$1,788,864	(5.2)%
Brokerage and clearing fees ..........	239,181	220,206	8.6
Underwriting costs ..........................	32,371	37,036	(12.6)
Technology and communications	285,673	272,750	4.7
Occupancy and equipment rental .	60,910	57,480	6.0
Business development ...................	152,361	126,281	20.7
Professional services .....................	150,234	153,337	(2.0)
Depreciation and amortization ......	83,241	93,148	(10.6)
Cost of sales ....................................	84,529	72,133	17.2
Other ..................................................	157,034	125,417	25.2
Total non-interest expenses .........	$2,941,500	$2,946,652	(0.2)%
Total Non-interest Expenses
Three Months Ended May 31, 2025 Versus May 31, 2024
Non-interest expenses were $1.50 billion, an increase of 5.0%, compared with $1.43 billion for the prior year quarter, primarily due to an increase in certain business activity, particularly in
Equities.
Six Months Ended May 31, 2025 Versus May 31, 2024
Non-interest expenses were $2.94 billion and remained relatively flat compared to $2.95 billion for the prior year period.
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
Compensation and benefits expense for the current quarter and current year was $854.8 million and $1.70 billion, respectively, compared to $862.0 million and $1.79 billion for the prior quarter and prior year period, respectively. A significant portion of our compensation expense is highly variable with net revenues.
Compensation and benefits expense as a percentage of Net
revenues was 52.3% and 52.5% for the current quarter and
current year, respectively, compared to 52.0% and 52.7% for the prior quarter and prior year period, respectively.
Compensation expense related to the amortization of share- and cash-based awards amounted to $149.7 million and $300.4
million for the current quarter and current year, respectively, compared to $118.6 million and $246.7 million for the prior
quarter and prior year period, respectively.
At May 31, 2025, we had 7,671 employees globally across all of our consolidated subsidiaries within our Investment Banking and
Capital Markets and Asset Management reportable segments, a
decrease of 151 employees from our headcount of 7,822 at
November 30, 2024. Included within our global headcount are
1,922 employees at May 31, 2025 and 2,063 employees at
November 30, 2024 of our Stratos, Tessellis, HomeFed, and M
Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended May 31, 2025 Versus May 31, 2024
Non-compensation expenses as a percentage of Net revenues
was 39.4% compared to 34.2% for the current quarter and prior year quarter, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $19.2 million
primarily due to increased global equities trading volumes.
•Business development was higher by $11.4 million reflecting fees paid in connection with increased investment banking
deal activity.
•Technology and communication were higher by $11.0 million
related to the continued development of various trading and
management systems.
•Other expenses were higher by $29.0 million related to bad
debt expenses and a write-down on certain assets held for
sale. Additionally, other expenses for the prior year period includes activity from Foursight, which was sold in April 2024.
Six Months Ended May 31, 2025 Versus May 31, 2024
Non-compensation expenses as a percentage of Net revenues
was 38.6% compared to 34.1% for the current year and the prior year period, respectively and was impacted by the following:
•Business development was higher by $26.1 million reflecting increased investment banking and capital markets deal
activity.
•Brokerage and clearing fees were higher by $19.0 million
primarily due to increased global equities trading volumes.
•Technology and communication were higher by $12.9 million
related to the continued development of various trading and
management systems.

52	Jefferies Financial Group Inc.
•Other expenses were higher by $31.6 million and the current year period includes $16.3 million in charitable donations,
including $9.6 million to support Los Angeles wildfire relief efforts, as well as a $5.7 million land donation from HomeFed.
Other expenses also include a write-down on certain assets
held for sale. Other expenses for the prior year period include bad debt expenses of $26.2 million largely related to our losses associated with the shutdown of Weiss. In addition, the prior year period includes activity from Foursight, which was sold in
April 2024.
Income Taxes
Three Months Ended May 31, 2025 Versus May 31, 2024
The provision for income taxes on continuing operations was
$43.5 million and $73.1 million for the three months ended
May 31, 2025 and 2024, respectively, representing an effective tax rate of 32.3% and 32.1%, respectively.
Six Months Ended May 31, 2025 Versus May 31, 2024
The provision for income taxes on continuing operations was
$57.7 million and $129.1 million for the six months ended May
31, 2025 and 2024, respectively, representing an effective tax rate of 20.2%, and 28.8%, respectively. The lower rate was primarily driven by the partial resolution of certain state and local tax matters during the first quarter of 2025.
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
executed comparable transactions and other observable market data are considered for purposes of validating assumptions
underlying the model.

May 2025 Form 10-Q	53
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
Goodwill
At May 31, 2025, goodwill of $1.84 billion represents 2.7% of total assets. The nature and accounting for goodwill is discussed in
Note 2, Summary of Significant Accounting Policies in our
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
to arrive at the estimate fair value of each reporting unit on a controlling basis.
Carrying values of goodwill by reporting unit:

$ in millions	May 31, 2025	November 30, 2024
Investment banking ..........................................................	$702.7	$700.7
Equities and wealth management ..................................	256.1	255.4
Fixed income .....................................................................	578.5	576.9
Asset management ..........................................................	143.0	143.0
Other investments ............................................................	161.8	151.9
Total ....................................................................................	$1,842.1	$1,827.9

54	Jefferies Financial Group Inc.
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
In keeping with our strategy of returning excess liquidity to shareholders, during the six months ended May 31, 2025, we
returned an aggregate of $244.7 million to shareholders primarily in the form of $187.1 million in cash dividends and the
repurchases of 718,602 common shares for a total of $57.6
million at a weighted average price of $80.11 per share in
connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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
significant portion of our financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses.

$ in millions	May 31, 2025	November 30, 2024	% Change
Total assets ...........................................	$67,285.3	$64,360.3	4.5%
Cash and cash equivalents ..................	11,260.4	12,153.4	(7.3)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ....................................	1,051.3	1,132.6	(7.2)
Financial instruments owned ..............	25,570.2	24,138.3	5.9
Financial instruments sold, not yet purchased .........................................	11,775.1	11,007.3	7.0
Total Level 3 assets ..............................	763.0	734.2	3.9
Securities borrowed ..............................	$7,844.8	$7,213.4	8.8%
Securities purchased under agreements to resell ........................	7,485.0	6,179.7	21.1
Total securities borrowed and securities purchased under agreements to resell .......................	$15,329.8	$13,393.1	14.5%
Securities loaned ...................................	$2,041.8	$2,540.9	(19.6)%
Securities sold under agreements to repurchase ........................................	12,157.6	12,337.9	(1.5)
Total securities loaned and securities sold under agreements to repurchase ...................................	$14,199.4	$14,878.8	(4.6)%
Total assets at May 31, 2025 and November 30, 2024 were
$67.29 billion and $64.36 billion, respectively, an increase of
4.5%. During the three and six months ended May 31, 2025,
average total assets were higher by 16.7% and 16.3%,
respectively, than total assets at May 31, 2025.
Our total Financial instruments owned inventory was $25.57
billion and $24.14 billion at May 31, 2025 and November 30,
2024, respectively. During the six months ended May 31, 2025, our total Financial instruments owned increased primarily due to increases in municipal securities, loans at fair value and
derivative contracts, partially offset by a decrease in U.S.
government and agency securities. Financial instruments sold, not yet purchased inventory was $11.78 billion at May 31, 2025, an increase of 7.0% from $11.01 billion at November 30, 2024, with the increase primarily driven by increases in sovereign obligations and corporate debt and equity securities, partially offset by a decrease in government and agency securities. Our overall net inventory position was $13.80 billion and $13.13 billion at May 31, 2025 and November 30, 2024, respectively, with the increase primarily due to increases in loans at fair value and derivative contracts, partially offset by reductions in corporate debt and equity securities.
Level 3 assets:

$ in millions	May 31, 2025	Percent	November 30, 2024	Percent
Investment Banking ............	$140.9	18.5%	$146.7	20.0%
Equities and Fixed Income .	370.0	48.5	312.2	42.5
Asset Management (1) .......	231.0	30.3	256.2	34.9
Other ......................................	21.1	2.7	19.1	2.6
Total ......................................	$763.0	100.0%	$734.2	100.0%
(1)At May 31, 2025 and November 30, 2024, $192.7 million and $218.3 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock borrows during three and six months ended May 31, 2025 was

May 2025 Form 10-Q	55
43.8% and 31.4% higher, respectively, than the balance at May 31,
2025. Our average month end balance of total repos and stock loans during three and six months ended May 31, 2025 was
33.8% and 40.6% higher, respectively, than the balance at May 31,
2025.
Select information related to repurchase agreements:

$ in millions	Six Months Ended May 31, 2025	Year Ended November 30, 2024
Securities Purchased Under Agreements to Resell:
Period end ...........................................................	$7,485	$6,180
Month end average ............................................	10,195	8,910
Maximum month end ........................................	14,927	10,978
Securities Sold Under Agreements to Repurchase:
Period end ...........................................................	$12,158	$12,338
Month end average ............................................	16,807	15,197
Maximum month end ........................................	19,785	20,971
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
consider the fluctuations intraperiod to be typical for the
repurchase market.
Leverage Ratios:

$ in millions	May 31, 2025	November 30, 2024
Total assets ..................................................................	$67,285	$64,360
Total equity ...................................................................	$10,382	$10,225
Total shareholders’ equity ..........................................	$10,305	$10,157
Deduct: Goodwill and intangible assets, net ............	(2,060)	(2,054)
Tangible shareholders’ equity ...................................	$8,245	$8,103
Leverage ratio (1) .........................................................	6.5	6.3
Tangible gross leverage ratio (2) ...............................	7.9	7.7
(1)Leverage ratio equals total assets divided by total equity.
(2)Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets, net divided by tangible shareholders’ equity. The tangible gross leverage ratio is used by rating agencies in assessing our leverage ratio.
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $21.76 billion at May 31, 2025 exceeded our cash capital requirements.
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
•A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

56	Jefferies Financial Group Inc.
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
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2025, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic
conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	May 31, 2025	Average Balance Quarter Ended May 31, 2025 (1)	November 30, 2024
Cash and cash equivalents:
Cash in banks .............................................	$3,975,192	$4,831,344	$3,925,535
Money market investments (2) ...............	7,285,211	4,333,430	8,227,879
Total cash and cash equivalents ............	11,260,403	9,164,774	12,153,414
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,731,916	1,693,106	1,287,564
Other (4) ......................................................	674,513	818,009	573,042
Total other sources ...................................	2,406,429	2,511,115	1,860,606
Total cash and cash equivalents and other liquidity sources .......................	$13,666,832	$11,675,889	$14,014,020
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	20.3%		21.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	21.0%		22.5%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2025 and November 30, 2024, $6.76 billion and $8.21 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S.
government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at
May 31, 2025 and November 30, 2024 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2025 was $4.32 billion.
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
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

May 2025 Form 10-Q	57
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At May 31, 2025, we had the ability to readily obtain repurchase financing for 72.0% of our inventory at haircuts of
10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	May 31, 2025		November 30, 2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities .............	$4,845,526	$762,486	$5,280,920	$781,490
Corporate debt securities .............	5,637,737	152,724	5,179,229	339,500
U.S. government, agency and municipal securities .............	3,858,523	127,302	4,061,773	75,911
Other sovereign obligations ..........	1,346,683	1,424,865	1,361,762	1,044,630
Agency mortgage- backed securities (1) .......	2,505,238	—	2,695,282	—
Loans and other receivables ..........	229,416	—	978	—
Total ...........................	$18,423,123	$2,467,377	$18,579,944	$2,241,531
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial
instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and
intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase
agreements (collectively “repos”), respectively. During the six months ended May 31, 2025, an average of approximately 53.9%
of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend
securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another
individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo
participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and
reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted
average maturity of cash and noncash repurchase agreements
for non-clearing corporation eligible funded inventory is
approximately six months at May 31, 2025.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At May 31, 2025, short-term borrowings, which
must be repaid within one year or less include bank loans,
overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $1.33 billion and
$1.04 billion for the three and six months ended May 31, 2025, respectively.
At May 31, 2025 and November 30, 2024, our borrowings under
bank loans in Short-term borrowings were $610.1 million and
$414.5 million, respectively. Our borrowings include credit
facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2025, we were in compliance with all covenants under these credit facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”).
The notes issued under the program are presented within Other secured financings. At May 31, 2025, the outstanding notes
totaled $2.61 billion, bear interest at a spread over the Secured
Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate
(“ESTER”) and mature from June 2025 to October 2028.
Total Long-Term Capital
At May 31, 2025 and November 30, 2024, we had total long-term capital of $21.76 billion and $21.66 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.10:1 and 1.12:1, respectively.

58	Jefferies Financial Group Inc.

$ in thousands	May 31, 2025	November 30, 2024
Unsecured Long-Term Debt (1) ..................................	$11,373,498	$11,430,610
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,382,174	10,224,987
Total Long-Term Capital ............................................	$21,756,078	$21,656,003
(1)The amounts at May 31, 2025 and November 30, 2024 exclude our secured long-term debt. The amount at November 30, 2024 excludes $8.5 million of our 5.500% Callable Note as the note matured on February 22, 2025,
$5.4 million of our 6.000% Callable Note as the note matures on June 16,
2025, $6.2 million of our 4.500% Callable Note as the note matures on July 22,
2025, and $500.0 million of our 5.100% Callable Note as the note matures on
September 15, 2025. The amount at May 31, 2025 excludes $6.2 million,
$449.5 million, and 850.3 million of our Callable Notes as the notes mature on
July 22, 2025, March 16, 2026, and April 16, 2026, respectively, and
$350 million of our SMBC Revolver as the revolver matures on November 17,
2025. The amounts at May 31, 2025 and November 30, 2024 also exclude
$162.8 million and $157.6 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the six months ended May 31, 2025, long-term debt
increased by $1.82 billion to $15.35 billion at May 31, 2025, as presented in our Consolidated Statements of Financial Condition.
This increase is primarily due to proceeds of $350.0 million from the drawdown of an unsecured credit facility, $874.5 million from the issuances of unsecured senior notes, $438.1 million from net issuances of structured notes, $690.0 million from increased subsidiaries’ borrowings, and $237.2 million from currency
losses on foreign currency borrowings. These increases were
partially offset by repayments of $666.9 million on our unsecured senior notes and $116.9 million of valuation gains on our
structured notes.
At May 31, 2025, our unsecured long-term debt has a weighted average maturity of approximately 7.3 years.
At May 31, 2025 and November 30, 2024, our borrowings under
several credit facilities classified within Long-term debt in our
Consolidated Statements of Financial Condition amounted to
$1.20 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At May 31, 2025, we were
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2025, the amount of additional
collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below
investment grade was $208.9 million. For certain foreign clearing organizations, credit rating is only one of several factors
employed in determining collateral that could be called. The above represents management’s best estimate for additional
collateral to be called in the event of a credit rating downgrade.
The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.
Equity Capital
Common Stock
At May 31, 2025 and November 30, 2024, we had 565,000,000
authorized shares of voting common stock with a par value of
$1.00 per share and had 206,271,769 and 205,504,272 common
shares outstanding, respectively. At May 31, 2025, we had
14,099,321 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during the six months ended May 31, 2025.
Treasury stock repurchases during the six months ended May 31,
2025 represent repurchases of common stock for net-share tax withholding under our equity compensation plan.
Dividends

Six Months Ended May 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
June 25, 2025, the Board of Directors declared a dividend of
$0.40 per common share to be paid on August 29, 2025 to
common shareholders of record at August 18, 2025

May 2025 Form 10-Q	59
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November
30, 2024, SMBC had cumulatively exchanged approximately 27.6 million shares of voting common stock for 55,125 shares of
Series B Preferred Stock. Following this exchange, SMBC
increased its ownership of our common stock on an as-converted basis and fully-diluted, as-converted basis. As a result, the CEO of
Sumitomo Mitsui Financial Group, Inc. was elected and now
serves on our Board of Directors. On September 19, 2024, SMBC
purchased 9.2 million shares of our common stock. At May 31,
2025, SMBC owns approximately 15.7% of our common stock on
an as-converted basis and 14.5% on a fully-diluted, as-converted basis. Refer to Note 22, Related Party Transactions for further information regarding transactions with SMBC.
During the three and six months ended May 31, 2025, we paid
cash dividends of $11.0 million and $22.1 million, respectively, compared to $6.3 million and $12.6 million for the three and six months ended May 31, 2024, respectively, to the Series B
Preferred stockholder.
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At May 31, 2025, Jefferies LLC’s and JFSI’s net capital and
excess net capital were as follows (in thousands):

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,648,720	$1,510,016
JFSI - SEC ......................................................................	345,239	325,239
JFSI - CFTC ...................................................................	345,239	317,560
In addition, the equivalent capital requirements for Jefferies
International Limited, on a consolidated basis, is a total capital of
$1.94 billion and an excess capital of $1.11 billion at May 31,
2025.
At May 31, 2025, Jefferies LLC, JFSI and JIL are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2025, Jefferies
LLC had $164.3 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.

60	Jefferies Financial Group Inc.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2025, Jefferies
LLC had $317.1 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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
In October 2023, Hamas attacked Israel, leading to a multifront military conflict in the Middle East that has most recently
involved actions by Iran, Israel and the United States. Our
investments and assets in our growing Israeli business, as well as the global macroeconomic climate, could be negatively
affected by consequences from this geopolitical and military conflict in the region. We continue to closely monitor the status of global sanctions, restrictions and other impacts arising from the conflict.
In the second quarter of 2025, the United States introduced
actions to increase import tariffs at various rates, including on certain products imported from almost all countries. Other
countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions
and temporary pauses. These actions have led to heightened
market volatility and increased economic uncertainty, and could negatively impact global supply chains and trade flow. The
potential impact of tariffs on corporate earnings remains
uncertain, and will depend on the duration and outcome of
ongoing related trade negotiations. We continue to closely
monitor the impact on our business.
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
2024 and Note 6, Fair Value Disclosures and Note 7, Derivative
Financial Instruments in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

May 2025 Form 10-Q	61
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
and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.

62	Jefferies Financial Group Inc.

	VaR at May 31, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .....................................	$6.51	$6.47	$9.31	$3.36
Equity Prices ................................	10.27	9.71	13.93	7.14
Currency Rates ............................	1.56	2.01	2.61	1.42
Commodity Prices ......................	0.44	0.35	0.71	0.17
Diversification Effect (1) ............	(7.10)	(6.65)	N/A	N/A
Firmwide VaR (2) ........................	$11.68	$11.89	$15.39	$8.96

	VaR at February 28, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads ..................................	$2.95	$5.43	$8.70	$2.50
Equity Prices ............................	11.76	10.37	12.14	7.67
Currency Rates ........................	1.36	1.00	1.72	0.54
Commodity Prices ...................	0.32	0.29	0.62	0.12
Diversification Effect (1) ........	(4.46)	(3.96)	N/A	N/A
Firmwide VaR (2) ....................	$11.93	$13.13	$16.03	$8.79
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at May 31, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .....................................	$6.22	$6.19	$9.10	$1.05
Equity Prices ................................	4.40	3.99	5.81	2.85
Currency Rates ............................	1.05	1.16	1.50	0.64
Commodity Prices ......................	0.10	0.08	0.25	—
Diversification Effect (1) ............	(4.63)	(3.10)	N/A	N/A
Capital Markets VaR (2) ............	$7.14	$8.32	$13.08	$6.13

	VaR at February 28, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads ..................................	$2.69	$5.19	$8.50	$2.39
Equity Prices ............................	4.09	4.67	6.95	3.41
Currency Rates ........................	0.75	0.72	1.08	0.51
Diversification Effect (1) ........	(1.77)	(1.76)	N/A	N/A
Capital Markets VaR (2) .........	$5.76	$8.82	$14.01	$5.76
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
categories. Diversification benefit equals the difference between aggregated
VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

May 2025 Form 10-Q	63
Our average daily firmwide VaR decreased to $11.89 million for the three months ended May 31, 2025 from $13.13 million for the three months ended February 28, 2025, primarily driven by a higher diversification effect, partially offset by increases in exposure to movements in interest rates, credit spreads and currency rates. The average daily capital markets VaR decreased to $8.32 million for the three months ended May 31, 2025, from $8.82 million for the three months ended February 28, 2025, primarily driven by a higher diversification effect, partially offset by increases in exposure to movements in interest rates, credit spreads and currency rates.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2025, there were two days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first and second quarters of 2025 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There were 13 days with firmwide trading losses out of a total of 63 trading days during the three months ended May 31, 2025. The
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
market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2025:

$ in thousands	10% Sensitivity
Investment in funds (1) ............................................................................................................................................................................................	$197,122
Private investments ..................................................................................................................................................................................................	61,997
Corporate debt securities in default .......................................................................................................................................................................	16,434
Trade claims ...	2,312
(1)Includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at May 31, 2025, which is included in other comprehensive income.
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
average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings ...............................	$152,667	$539,594	$628,977	$1,292,287	$298,171	$5,810,095	$8,721,791	$8,557,404
Weighted-Average Interest Rate .............................	1.90%	5.20%	5.23%	5.59%	5.64%	5.64%
Variable Interest Rate Borrowings ..........................	$395,944	$596,323	$954,669	$49,385	$210,024	$1,416,503	$3,622,848	$3,464,217
Weighted-Average Interest Rate .............................	5.97%	6.73%	6.85%	6.51%	6.37%	6.22%
Borrowings with Foreign Currency Exposure ........	$53,419	$1,240,496	$54,210	$567,950	$571,965	$1,002,404	$3,490,444	$3,364,701
Weighted-Average Interest Rate .............................	5.20%	5.54%	2.59%	3.37%	6.53%	6.85%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

May 2025 Form 10-Q	65
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
Current counterparty credit exposures at May 31, 2025 and
November 30, 2024 are summarized in the tables below and
provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by
counterparty and master agreement. Collateral taken into
consideration includes both collateral received as cash as well as collateral received in the form of securities or other
arrangements. Current exposure is the loss that would be
incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example,
corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

66	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024
AAA Range	$—	$—	$9.7	$12.0	$—	$—	$9.7	$12.0	$7,285.2	$8,227.9	$7,294.9	$8,239.9
AA Range	85.2	80.0	327.6	190.3	2.6	5.6	415.4	275.9	5.6	63.8	421.0	339.7
A Range	0.9	0.2	1,147.1	1,145.1	365.8	415.0	1,513.8	1,560.3	3,880.6	3,691.8	5,394.4	5,252.1
BBB Range	250.0	253.5	91.6	31.2	3.5	40.0	345.1	324.7	88.5	169.4	433.6	494.1
BB or Lower	30.9	37.2	35.2	31.2	113.2	78.7	179.3	147.1	0.5	0.5	179.8	147.6
Unrated	232.1	322.6	—	—	5.3	5.3	237.4	327.9	—	—	237.4	327.9
Total	$599.1	$693.5	$1,611.2	$1,409.8	$490.4	$544.6	$2,700.7	$2,647.9	$11,260.4	$12,153.4	$13,961.1	$14,801.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024
Asia-Pacific/Latin America/Other	$15.8	$15.8	$189.7	$130.4	$0.6	$0.2	$206.1	$146.4	$473.2	$520.3	$679.3	$666.7
Europe and the Middle East	1.0	0.2	567.0	523.2	62.0	88.7	630.0	612.1	45.4	70.8	675.4	682.9
North America	582.3	677.5	854.5	756.2	427.8	455.7	1,864.6	1,889.4	10,741.8	11,562.3	12,606.4	13,451.7
Total	$599.1	$693.5	$1,611.2	$1,409.8	$490.4	$544.6	$2,700.7	$2,647.9	$11,260.4	$12,153.4	$13,961.1	$14,801.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024	May 31, 2025	November 30, 2024
Asset Managers	$0.2	$6.4	$—	$0.8	$—	$—	$0.2	$7.2	$7,285.2	$8,227.9	$7,285.4	$8,235.1
Banks, Broker-Dealers	251.1	253.7	968.0	849.0	381.5	466.6	1,600.6	1,569.3	3,975.2	3,925.5	5,575.8	5,494.8
Corporates	146.6	187.1	—	—	106.8	69.5	253.4	256.6	—	—	253.4	256.6
As Agent Banks	—	—	499.3	474.8	—	—	499.3	474.8	—	—	499.3	474.8
Other	201.2	246.3	143.9	85.2	2.1	8.5	347.2	340.0	—	—	347.2	340.0
Total	$599.1	$693.5	$1,611.2	$1,409.8	$490.4	$544.6	$2,700.7	$2,647.9	$11,260.4	$12,153.4	$13,961.1	$14,801.3

May 2025 Form 10-Q	67
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
following tables reflect our top exposures at May 31, 2025 and November 30, 2024 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	May 31, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,486.2	$(911.6)	$(118.3)	$0.9	$117.5	$52.8	$20.7	$627.5	$648.2
Canada	244.7	(148.1)	29.7	0.1	37.6	307.0	—	471.0	471.0
Hong Kong	79.2	(72.2)	4.7	—	7.2	—	207.4	18.9	226.3
Japan	2,381.5	(2,316.4)	(41.6)	—	93.8	—	61.1	117.3	178.4
India	24.0	(27.0)	—	—	—	—	152.3	(3.0)	149.3
France	551.5	(638.3)	40.3	0.1	186.0	3.3	—	142.9	142.9
Germany	1,011.8	(1,098.1)	98.7	—	110.8	1.3	15.8	124.5	140.3
Netherlands	522.2	(490.8)	83.3	—	6.1	—	0.7	120.8	121.5
Spain	421.2	(363.5)	(5.6)	—	63.8	—	0.5	115.9	116.4
Taiwan	901.1	(831.8)	(23.5)	—	40.1	—	—	85.9	85.9
Total	$7,623.4	$(6,897.8)	$67.7	$1.1	$662.9	$364.4	$458.5	$1,821.7	$2,280.2

	November 30, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$259.2	$(280.1)	$109.7	$—	$46.6	$360.1	$59.3	$495.5	$554.8
United Kingdom	1,332.5	(680.8)	(364.3)	0.1	95.8	76.5	37.9	459.8	497.7
France	592.2	(495.0)	7.7	0.1	184.9	1.6	—	291.5	291.5
Hong Kong	73.5	(36.5)	(6.0)	—	2.4	—	250.0	33.4	283.4
Spain	403.1	(263.6)	(6.0)	—	63.1	1.2	0.5	197.8	198.3
Netherlands	484.1	(450.4)	125.4	—	5.7	1.7	0.1	166.5	166.6
Japan	2,146.0	(2,093.5)	0.4	—	63.2	—	37.4	116.1	153.5
Australia	523.8	(426.8)	(16.8)	—	26.5	—	44.6	106.7	151.3
India	27.4	(29.7)	—	—	—	—	142.9	(2.3)	140.6
Italy	1,070.9	(569.3)	(402.9)	—	0.4	—	1.1	99.1	100.2
Total	$6,912.7	$(5,325.7)	$(552.8)	$0.2	$488.6	$441.1	$573.8	$1,964.1	$2,537.9
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
guidance and oversight of the operational risk processes are centralized and consistent firmwide and, additionally, subject to regional and legal entity operational risk governance, as required.

68	Jefferies Financial Group Inc.
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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2025.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of May 31, 2025 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported
within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
No change in our internal control over financial reporting
occurred during the quarter ended May 31, 2025 that has
materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

May 2025 Form 10-Q	69
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
(a) We did not have any unregistered sales of equity securities during the three months ended May 31, 2025.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended
May 31, 2025:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 to March 31, 2025 ........................	20,846	$56.45	—	$250,000
April 1, 2025 to April 30, 2025 ..........................	—	$—	—	$250,000
May 1, 2025 to May 31, 2025 ............................	1,549	$46.59	—	$250,000
Total...........................................	22,395	$55.77	—
(1)An aggregate 22,395 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended May 31, 2025, no directors or
executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the
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

Dated: July 9, 2025