Form 10-Q
period 2025-08-31
Jefferies Financial Group Inc.
filed 2025-10-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at September 29, 2025 was 206,280,296.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
August 31, 2025

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	2
Consolidated Statements of Financial Condition (Unaudited) .........................................................................................................	2
Consolidated Statements of Earnings (Unaudited) ............................................................................................................................	3
Consolidated Statements of Comprehensive Income (Unaudited) ..................................................................................................	4
Consolidated Statements of Changes in Equity (Unaudited) ............................................................................................................	5
Consolidated Statements of Cash Flows (Unaudited) .......................................................................................................................	6
Notes to Consolidated Financial Statements (Unaudited) ................................................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ...............................................	46
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................................................................................	69
Item 4. Controls and Procedures ..................................................................................................................................................................	69

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................................................................................................................	70
Item 1A. Risk Factors .....................................................................................................................................................................................	70
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..................................................................................................	70
Item 5. Other Information ..............................................................................................................................................................................	70
Item 6. Exhibits ................................................................................................................................................................................................	70

2	Jefferies Financial Group Inc.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Statements of Financial Condition (Unaudited)
$ in thousands, except share and per share amounts	August 31, 2025	November 30, 2024
Assets
Cash and cash equivalents ...............................................................................................................................................................	$11,458,472	$12,153,414
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $120,414 of securities at fair value at November 30, 2024) .........................................................	1,111,620	1,132,612
Financial instruments owned, at fair value (includes securities pledged of $18,135,984 and $18,441,751) .......................	26,117,064	24,138,274
Investments in and loans to related parties ...................................................................................................................................	1,458,250	1,385,658
Securities borrowed ...........................................................................................................................................................................	8,175,141	7,213,421
Securities purchased under agreements to resell ........................................................................................................................	7,917,487	6,179,653
Securities received as collateral, at fair value ................................................................................................................................	54,155	185,588
Receivables:
Brokers, dealers and clearing organizations ...............................................................................................................................	2,878,285	2,666,591
Customers ........................................................................................................................................................................................	3,028,443	2,494,717
Fees, interest and other ..................................................................................................................................................................	720,912	663,536
Premises and equipment ..................................................................................................................................................................	1,255,000	1,194,720
Goodwill ...............................................................................................................................................................................................	1,840,432	1,827,938
Assets held for sale ...........................................................................................................................................................................	—	51,885
Other assets (includes assets pledged of $545,419 and $429,347) ..........................................................................................	3,304,448	3,072,302
Total assets ........................................................................................................................................................................................	$69,319,709	$64,360,309
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$1,231,328	$443,160
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	12,356,852	11,007,328
Securities loaned ................................................................................................................................................................................	2,498,013	2,540,861
Securities sold under agreements to repurchase .........................................................................................................................	12,090,567	12,337,935
Other secured financings (includes $611,903 and $24,848 at fair value) .................................................................................	2,683,269	2,183,000
Obligation to return securities received as collateral, at fair value .............................................................................................	54,155	185,588
Payables:
Brokers, dealers and clearing organizations ...............................................................................................................................	3,680,047	3,686,367
Customers ........................................................................................................................................................................................	4,448,494	4,073,975
Lease liabilities ...................................................................................................................................................................................	603,445	635,306
Accrued expenses and other liabilities ...........................................................................................................................................	3,158,589	3,510,831
Long-term debt (includes $3,564,534 and $2,351,346 at fair value) ..........................................................................................	16,013,634	13,530,565
Total liabilities ....................................................................................................................................................................................	58,818,393	54,134,916
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding; liquidation preference of $17,500 per share .............................................................................................................................	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 206,280,296 and 205,504,272 shares issued and outstanding, after deducting 114,837,774 and 115,613,798 shares held in treasury ..................................................	206,280	205,504
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,145,409	2,104,199
Accumulated other comprehensive loss ........................................................................................................................................	(374,927)	(423,131)
Retained earnings ..............................................................................................................................................................................	8,461,907	8,270,145
Total Jefferies Financial Group Inc. shareholders' equity ..........................................................................................................	10,438,724	10,156,772
Noncontrolling interests ...................................................................................................................................................................	62,186	68,215
Total equity .........................................................................................................................................................................................	10,500,910	10,224,987
Total liabilities and equity ................................................................................................................................................................	$69,319,709	$64,360,309
See accompanying notes to consolidated financial statements.

August 2025 Form 10-Q	3
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands, except per share amounts	2025	2024	2025	2024
Revenues
Investment banking ...............................................................................................	$1,088,197	$927,094	$2,606,976	$2,344,743
Principal transactions ............................................................................................	486,893	324,501	1,232,630	1,381,432
Commissions and other fees ...............................................................................	325,178	270,643	966,711	787,968
Asset management fees and revenues ..............................................................	13,079	11,986	118,563	74,126
Interest .....................................................................................................................	846,894	936,786	2,570,090	2,636,002
Other .........................................................................................................................	147,433	124,579	379,883	439,556
Total revenues ........................................................................................................	2,907,674	2,595,589	7,874,853	7,663,827
Interest expense .....................................................................................................	860,242	912,037	2,599,955	2,585,627
Net revenues ...........................................................................................................	2,047,432	1,683,552	5,274,898	5,078,200
Non-interest expenses
Compensation and benefits .................................................................................	1,083,510	889,098	2,779,476	2,677,962
Brokerage and clearing fees .................................................................................	121,164	101,119	360,345	321,325
Underwriting costs .................................................................................................	20,332	14,017	52,703	51,053
Technology and communications .......................................................................	157,171	136,953	442,844	409,703
Occupancy and equipment rental ........................................................................	32,908	30,078	93,818	87,558
Business development ..........................................................................................	78,999	68,152	231,360	194,433
Professional services ............................................................................................	73,329	64,630	223,563	217,967
Depreciation and amortization .............................................................................	53,230	45,977	136,471	139,125
Cost of sales ...........................................................................................................	34,430	37,400	118,959	109,533
Other expenses .......................................................................................................	60,544	43,441	217,578	168,858
Total non-interest expenses ................................................................................	1,715,617	1,430,865	4,657,117	4,377,517
Earnings from continuing operations before income taxes ............................	331,815	252,687	617,781	700,683
Income tax expense ...............................................................................................	89,311	78,011	147,033	207,077
Net earnings from continuing operations ...........................................................	242,504	174,676	470,748	493,606
Net earnings (losses) from discontinued operations (including gain on disposal of $0, $2,839, $0, $2,839), net of income tax benefit of $0, $9,145, $0, and $12,321 ........................................................................................	—	6,363	—	(1,488)
Net earnings ...........................................................................................................	242,504	181,039	470,748	492,118
Net losses attributable to noncontrolling interests ...........................................	(10,041)	(6,874)	(24,692)	(19,102)
Preferred stock dividends .....................................................................................	28,559	20,785	55,528	48,501
Net earnings attributable to common shareholders ........................................	$223,986	$167,128	$439,912	$462,719

Earnings per common share
Basic from continuing operations .......................................................................	$1.04	$0.75	$2.05	$2.12
Diluted from continuing operations .....................................................................	1.01	0.72	1.98	2.06
Basic .........................................................................................................................	1.04	0.78	2.05	2.12
Diluted ......................................................................................................................	1.01	0.75	1.98	2.06

Weighted-average common shares outstanding .............................................
Basic .........................................................................................................................	215,293	214,452	214,977	218,106
Diluted ......................................................................................................................	222,715	221,699	222,539	224,180

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Net earnings ...................................................................................................................	$242,504	$181,039	$470,748	$492,118
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) ......................................................	8,551	22,560	39,998	18,443
Changes in fair value related to instrument-specific credit risk (2) ......................	(43,882)	17,783	7,945	5,081
Unrealized gains on available-for-sale-securities ...................................................	99	426	261	2,056
Total other comprehensive income (loss), net of tax (3) .......................................	(35,232)	40,769	48,204	25,580
Comprehensive income ................................................................................................	207,272	221,808	518,952	517,698
Net losses attributable to noncontrolling interests ..................................................	(10,041)	(6,874)	(24,692)	(19,102)
Preferred stock dividends ............................................................................................	28,559	20,785	55,528	48,501
Comprehensive income attributable to common shareholders ............................	$188,754	$207,897	$488,116	$488,299
(1)Includes income tax expense of $4.5 million and $14.6 million for the three and nine months ended August 31, 2025, respectively, and income tax expense of $7.9 million and $7.2 million for the three and nine months ended August 31, 2024.
(2)Includes income tax benefit (expense) of $15.1 million and $(3.4) million for the three and nine months ended August 31, 2025, respectively, and income tax expense of $6.1 million and $1.0 million for the three and nine months ended August 31, 2024, respectively.
(3)Includes unrealized gains (losses) related to currency translation adjustments attributable to noncontrolling interests of $0.9 million and
$(1.0) million for the three and nine months ended August 31, 2024, respectively.
See accompanying notes to consolidated financial statements.

August 2025 Form 10-Q	5
Consolidated Statements of Changes in Equity (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands, except par value and per share amounts	2025	2024	2025	2024
Preferred shares $1 par value
Balance, beginning of period .............................................................................	$55	$42	$55	$42
Conversion of common shares to preferred shares ...................................	—	13	—	13
Balance, end of period .......................................................................................	$55	$55	$55	$55
Common shares $1 par value
Balance, beginning of period .............................................................................	$206,272	$212,053	$205,504	$210,627
Purchase of common shares for treasury ...................................................	(16)	(7)	(735)	(1,089)
Conversion of common shares to preferred shares ...................................	—	(6,562)	—	(6,562)
Other ..................................................................................................................	24	11	1,511	2,519
Balance, end of period .......................................................................................	$206,280	$205,495	$206,280	$205,495
Additional paid-in capital
Balance, beginning of period .............................................................................	$2,129,358	$2,051,149	$2,104,199	$2,044,859
Share-based compensation expense ............................................................	13,980	13,377	67,810	47,949
Purchase of common shares for treasury ...................................................	(902)	(325)	(57,751)	(43,222)
Dividend equivalents .......................................................................................	6,138	4,756	23,089	14,436
Conversion of common shares to preferred shares ....................................	—	16,393	—	16,393
Change in equity interest related to consolidated subsidiaries ................	(4,710)	—	(5,833)	—
Other ..................................................................................................................	1,545	877	13,895	5,812
Balance, end of period .......................................................................................	$2,145,409	$2,086,227	$2,145,409	$2,086,227
Accumulated other comprehensive loss, net of tax
Balance, beginning of period .............................................................................	$(339,695)	$(410,734)	$(423,131)	$(395,545)
Other comprehensive income (loss), net of taxes ......................................	(35,232)	40,769	48,204	25,580
Balance, end of period .......................................................................................	$(374,927)	$(369,965)	$(374,927)	$(369,965)
Retained earnings
Balance, beginning of period .............................................................................	$8,309,035	$8,022,546	$8,270,145	$7,849,844
Net earnings attributable to Jefferies Financial Group Inc. .......................	252,545	187,913	495,440	511,222
Dividends - common shares ($0.40, $0.35, $1.20, $0.95 per share) ........	(88,648)	(76,678)	(270,603)	(213,581)
Dividends - preferred shares ..........................................................................	(11,025)	(9,647)	(33,075)	(22,247)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax .............................................................	—	—	—	(644)
Other ..................................................................................................................	—	—	—	(460)
Balance, end of period .......................................................................................	$8,461,907	$8,124,134	$8,461,907	$8,124,134
Total Jefferies Financial Group Inc. shareholders' equity ...........................	$10,438,724	$10,045,946	$10,438,724	$10,045,946
Noncontrolling interests
Balance, beginning of period .............................................................................	$77,149	$77,130	$68,215	$92,308
Net losses attributable to noncontrolling interests ....................................	(10,041)	(6,874)	(24,692)	(19,102)
Contributions ....................................................................................................	1,455	105	18,909	9,426
Distributions .....................................................................................................	(10,464)	(1,876)	(14,787)	(12,565)
Change in equity interest related to consolidated subsidiaries ................	4,092	—	14,548	—
Other ..................................................................................................................	(5)	930	(7)	(652)
Balance, end of period .......................................................................................	$62,186	$69,415	$62,186	$69,415
Total equity ..........................................................................................................	$10,500,910	$10,115,361	$10,500,910	$10,115,361
See accompanying notes to consolidated financial statements.

6	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,
$ in thousands	2025	2024
Cash flows from operating activities:
Net earnings ......................................................................................................................................................................................	$470,748	$492,118
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization ....................................................................................................................................................	144,434	141,584
Share-based compensation .........................................................................................................................................................	67,810	47,949
Net bad debt expense ...................................................................................................................................................................	16,931	48,305
Income on investments in and loans to related parties ...........................................................................................................	(54,270)	(62,187)
Distributions received on investments in related parties ........................................................................................................	71,368	36,048
Gain on sale of subsidiaries and investments in related parties ............................................................................................	—	(58,452)
Loss on assets held for sale ........................................................................................................................................................	12,566	—
Other adjustments .........................................................................................................................................................................	434,110	208,693
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations ..........................................................................................................................	(193,514)	(188,454)
Customers ...................................................................................................................................................................................	(533,734)	(356,045)
Fees, interest and other .............................................................................................................................................................	(60,040)	(59,530)
Securities borrowed ......................................................................................................................................................................	(945,232)	158,071
Financial instruments owned .......................................................................................................................................................	(1,712,385)	(2,145,820)
Securities purchased under agreements to resell ....................................................................................................................	(1,664,568)	(975,592)
Other assets ...................................................................................................................................................................................	(266,563)	(421,913)
Payables:
Brokers, dealers and clearing organizations ..........................................................................................................................	(26,372)	663,467
Customers ...................................................................................................................................................................................	374,518	(62,089)
Securities loaned ...........................................................................................................................................................................	(62,979)	691,548
Financial instruments sold, not yet purchased .........................................................................................................................	1,260,915	985,256
Securities sold under agreements to repurchase .....................................................................................................................	(312,049)	(1,387,996)
Lease liabilities ..............................................................................................................................................................................	(48,280)	(56,408)
Accrued expenses and other liabilities ......................................................................................................................................	(432,723)	451,355
Net cash used in operating activities from continuing operations .........................................................................................	(3,459,309)	(1,850,092)
Net cash used in operating activities from discontinued operations .....................................................................................	—	(68,789)
Cash flows from investing activities:
Contributions to investments in and loans to related parties .................................................................................................	(466,338)	(108,484)
Capital distributions from investments and repayments of loans from related parties .....................................................	379,193	1,406
Originations and purchases of automobile loans, notes and other receivables ..................................................................	—	(89,540)
Principal collections of automobile loans, notes and other receivables ...............................................................................	—	83,268
Net payments on premises and equipment ..............................................................................................................................	(151,425)	(180,654)
Proceeds from assets held for sale ............................................................................................................................................	26,843	—
Proceeds from sales of subsidiary and investment in related parties, net of cash of operations sold ...........................	—	610,843
Net cash (used in) provided by investing activities from continuing operations .................................................................	(211,727)	316,839

August 2025 Form 10-Q	7
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,
$ in thousands	2025	2024
Cash flows from financing activities:
Proceeds from short-term borrowings .......................................................................................................................................	$7,170,583	$3,826,758
Payments on short-term borrowings ..........................................................................................................................................	(6,363,688)	(3,058,475)
Proceeds from issuance of long-term debt, net of issuance costs .......................................................................................	3,852,721	4,646,993
Repayment of long-term debt ......................................................................................................................................................	(1,758,422)	(1,763,572)
Proceeds from conversion of common to preferred shares ...................................................................................................	—	9,844
Purchase of common shares for treasury .................................................................................................................................	(58,486)	(44,311)
Dividends paid to common and preferred shareholders .........................................................................................................	(280,589)	(221,392)
Net proceeds from other secured financings ...........................................................................................................................	497,768	434,285
Net change in bank overdrafts ....................................................................................................................................................	(22,050)	(33,795)
Proceeds from contributions of noncontrolling interests .......................................................................................................	18,909	9,426
Payments on distributions to noncontrolling interests ............................................................................................................	(8,084)	(12,565)
Other ................................................................................................................................................................................................	9,573	7,871
Net cash provided by financing activities from continuing operations ..................................................................................	3,058,235	3,801,067
Net cash used in financing activities from discontinued operations ......................................................................................	—	(170,631)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ...............................................................	17,281	18,901
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale ....................................	—	(13,224)
Net (decrease) increase in cash, cash equivalents, and restricted cash .................................................................................	(595,520)	2,047,295
Cash, cash equivalents, and restricted cash at beginning of period ........................................................................................	13,165,612	9,830,758
Cash, cash equivalents, and restricted cash at end of period ..................................................................................................	$12,570,092	$11,864,829
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest ............................................................................................................................................................................................	$2,588,490	$2,535,591
Income taxes, net (1) ....................................................................................................................................................................	235,549	167,796
(1)Includes the purchase of investment tax credits in the aggregate of $149.7 million.
Noncash investing activities:
During the nine months ended August 31, 2025, we donated land with a fair market value of $5.7 million.
During the nine months ended August 31, 2025 and 2024, we had stock distributions of $0.4 million and $0.6 million, respectively, from our equity method investments.
Noncash financing activities:
During the nine months ended August 31, 2025, we had declared distributions to noncontrolling interests of $6.7 million.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	August 31,	November 30,
$ in thousands	2025	2024
Cash and cash equivalents ...........................................................................................................................................	$11,458,472	$12,153,414
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	1,111,620	1,012,198
Total cash, cash equivalents and restricted cash ....................................................................................................	$12,570,092	$13,165,612
See accompanying notes to consolidated financial statements.

8	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	9
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	9
Note 3. Accounting Developments ............................................................................................................................................................................................	10
Note 4. Business Acquisitions ....................................................................................................................................................................................................	10
Note 5. Assets Held for Sale and Discontinued Operations ...................................................................................................................................................	11
Note 6. Fair Value Disclosures ....................................................................................................................................................................................................	12
Note 7. Derivative Financial Instruments ..................................................................................................................................................................................	22
Note 8. Collateralized Transactions ...........................................................................................................................................................................................	25
Note 9. Securitization Activities .................................................................................................................................................................................................	27
Note 10. Variable Interest Entities ..............................................................................................................................................................................................	27
Note 11. Investments ...	30
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	33
Note 13. Goodwill and Intangible Assets ..................................................................................................................................................................................	33
Note 14. Revenues from Contracts with Customers ...............................................................................................................................................................	35
Note 15. Compensation Plans ....................................................................................................................................................................................................	36
Note 16. Borrowings ...	37
Note 17. Total Equity ...	39
Note 18. Income Taxes ...	41
Note 19. Commitments, Contingencies and Guarantees .......................................................................................................................................................	41
Note 20. Regulatory Requirements ............................................................................................................................................................................................	43
Note 21. Segment Reporting .......................................................................................................................................................................................................	44
Note 22. Related Party Transactions .........................................................................................................................................................................................	45

August 2025 Form 10-Q	9
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
Investment Banking and Capital Markets also includes our
corporate lending joint venture (“Jefferies Finance LLC” or
“Jefferies Finance”), our commercial real estate joint venture
(“Berkadia Commercial Holding LLC” or “Berkadia”) and
historically our automobile lending and servicing activities (sold in April 2024). The Asset Management reportable business
segment provides alternative investment management services
to investors in the U.S. and overseas and generates investment income from capital invested in and managed by us or our
affiliated asset managers, and includes certain remaining
businesses and assets of our legacy merchant banking portfolio.
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
During the three and nine months ended August 31, 2025, there were no significant changes made to the Company’s significant accounting policies.

10	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Segment Reporting. In November 2023, the Financial Accounting
Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU
2023-07”), Improvements to Reportable Segment Disclosures.
The guidance primarily will require enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07
are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December
15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We are evaluating the impact of the
standard on our segment reporting disclosures and will
implement these disclosures commencing with our fiscal year
ending November 30, 2025.
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
disclosures.
Credit Losses. In July 2025, the FASB issued ASU No. 2025-05
(“ASU 2025-05”), Financial Instruments–Credit Losses. The
guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets
resulting from transactions arising from contracts with
customers. The amendments in ASU 2025-05 are effective for
fiscal years beginning after December 15, 2025, and interim
reporting periods, with early adoption permitted. We are
evaluating the impact of the standard on our financial
statements.
Internal-Use Software. In September 2025, the FASB issued ASU
No. 2025-06 (“ASU 2025-06”), Intangibles–Goodwill and Other–
Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has
authorized and committed to funding the software project and (ii)
it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after
December 15, 2027, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on our disclosures.
Derivatives and Hedging and Revenue from Contracts with
Customers. In September 2025, the FASB issued ASU No.
2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815)
and Revenue from Contracts with Customers (Topic 606). The
guidance refines the scope of Topic 815 to clarify which
contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU
2025-07 are effective for fiscal years beginning after December
15, 2026, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on our disclosures.
Note 4. Business Acquisitions
OpNet
We historically owned 47.4% of the common shares and 50.0% of the voting rights of OpNet, a fixed wireless broadband service provider in Italy, and various classes of convertible preferred stock issued by OpNet (the “preferred shares”). On November 30,
2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we obtained control of OpNet. Upon conversion on May 7, 2024, our ownership increased to 57.5% of the common shares and our
voting rights increased to 72.5% of the aggregate voting rights of
OpNet.
Upon obtaining control of OpNet on November 30, 2023, the
assets and liabilities of OpNet have been included in our
consolidated financial statements under the acquisition method of accounting. The initial consolidation of OpNet was accounted for under the acquisition method of accounting and we
remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million.
The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale
transaction for wholesale net operating assets operating assets of OpNet, which have been classified as held for sale. The
remaining identifiable assets and assumed liabilities of OpNet represented the assets and liabilities of Tessellis S.p.A.
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
recognition of goodwill relating to Tessellis of $127.1 million. No consideration was transferred in connection with the
consolidation.

August 2025 Form 10-Q	11
Notes to Consolidated Financial Statements
(Unaudited)
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
OpNet
In August 2024, we substantially sold all of OpNet’s wholesale operating assets and recognized a pre-tax gain on sale of
$3.5 million. For the year ended November 30, 2024, the activities of OpNet’s wholesale operations have been classified as
discontinued operations and OpNet’s results are presented in Net losses from discontinued operations, net of income tax benefit.
Airplanes
During 2024, we classified certain airplanes related to a sale leaseback transaction executed with a client by our subsidiary,
Aircadia Leasing II LLC as held for sale. Effective with the designation of the airplanes as held for sale, we suspended
recording depreciation on these assets. The airplanes are
included within Assets held for sale on our Consolidated
Statements of Financial Condition and had a carrying amount of
$51.9 million at November 30, 2024. During the second quarter of
2025, we agreed to sell the airplanes and we recognized a loss of
$12.8 million during the three months ended May 31, 2025. The sale closed in the third quarter of 2025.

12	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Fair Value Disclosures

	August 31, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$5,737,635	$205,768	$272,309	$—	$6,215,712
Corporate debt securities .....................................................................................	—	5,087,057	34,380	—	5,121,437
Collateralized debt obligations and collateralized loan obligations ...............	—	612,592	52,309	—	664,901
U.S. government and federal agency securities ................................................	3,354,090	87,161	—	—	3,441,251
Municipal securities ..............................................................................................	—	518,701	—	—	518,701
Sovereign obligations ............................................................................................	1,043,729	696,809	—	—	1,740,538
Residential mortgage-backed securities ............................................................	—	1,442,778	7,978	—	1,450,756
Commercial mortgage-backed securities ..........................................................	—	83,421	506	—	83,927
Other asset-backed securities .............................................................................	—	688,579	126,175	—	814,754
Loans and other receivables ................................................................................	—	2,531,881	139,922	—	2,671,803
Derivatives ..............................................................................................................	620	4,516,818	7,787	(2,792,740)	1,732,485
Investments at fair value ......................................................................................	—	7	161,500	—	161,507
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$10,136,074	$16,471,572	$802,866	$(2,792,740)	$24,617,772
Securities received as collateral ..........................................................................	$54,155	$—	$—	$—	$54,155

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$4,432,279	$43,021	$796	$—	$4,476,096
Corporate debt securities .....................................................................................	—	3,274,453	488	—	3,274,941
U.S. government and federal agency securities ................................................	1,788,871	30	—	—	1,788,901
Sovereign obligations ............................................................................................	835,790	653,079	—	—	1,488,869
Commercial mortgage-backed securities ..........................................................	—	1	1,188	—	1,189
Loans .......................................................................................................................	—	71,614	1,966	—	73,580
Derivatives ..............................................................................................................	189	4,359,613	44,683	(3,151,209)	1,253,276
Total financial instruments sold, not yet purchased .......................................	$7,057,129	$8,401,811	$49,121	$(3,151,209)	$12,356,852
Other secured financings ......................................................................................	$—	$595,789	$16,114	$—	$611,903
Obligation to return securities received as collateral .......................................	54,155	—	—	—	54,155
Long-term debt .......................................................................................................	—	2,493,370	1,071,164	—	3,564,534
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.50 billion at August 31, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

August 2025 Form 10-Q	13
Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$5,238,058	$302,051	$239,364	$—	$5,779,473
Corporate debt securities .....................................................................................	—	5,310,815	24,931	—	5,335,746
Collateralized debt obligations and collateralized loan obligations ...............	—	1,029,662	63,976	—	1,093,638
U.S. government and federal agency securities ................................................	3,583,139	160,227	—	—	3,743,366
Municipal securities ..............................................................................................	—	320,507	—	—	320,507
Sovereign obligations ............................................................................................	749,912	630,681	172	—	1,380,765
Residential mortgage-backed securities ............................................................	—	2,348,862	7,714	—	2,356,576
Commercial mortgage-backed securities ..........................................................	—	146,752	477	—	147,229
Other asset-backed securities .............................................................................	—	110,687	103,214	—	213,901
Loans and other receivables ................................................................................	—	1,706,152	152,586	—	1,858,738
Derivatives ..............................................................................................................	146	3,181,454	3,926	(2,667,751)	517,775
Investments at fair value ......................................................................................	—	6	137,865	—	137,871
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$9,571,255	$15,247,856	$734,225	$(2,667,751)	$22,885,585
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................................	$120,414	$—	$—	$—	$120,414
Securities received as collateral ..........................................................................	185,588	—	—	—	185,588

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$3,013,877	$73,240	$208	$—	$3,087,325
Corporate debt securities .....................................................................................	—	3,105,010	165	—	3,105,175
U.S. government and federal agency securities ................................................	2,904,379	26	—	—	2,904,405
Sovereign obligations ............................................................................................	667,647	422,124	—	—	1,089,771
Commercial mortgage-backed securities .........................................................	—	—	1,153	—	1,153
Loans .......................................................................................................................	—	92,321	16,864	—	109,185
Derivatives ..............................................................................................................	13	3,477,802	26,212	(2,793,713)	710,314
Total financial instruments sold, not yet purchased .......................................	$6,585,916	$7,170,523	$44,602	$(2,793,713)	$11,007,328
Other secured financings ......................................................................................	$—	$9,964	$14,884	$—	$24,848
Obligation to return securities received as collateral ......................................	185,588	—	—	—	185,588
Long-term debt .......................................................................................................	—	1,529,443	821,903	—	2,351,346
(1)Excludes investments at fair value based on NAV of $1.25 billion at November 30, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

14	Jefferies Financial Group Inc.
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
Information about our investments in entities that have the
characteristics of an investment company:

	August 31, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ..............	$704,965	$—	Quarterly (49%) Monthly (51%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ..............	71,189	27,069	N/R (100%)	N/R
Credit Funds (4) ..............	511,884	23,856	Quarterly (60%) Monthly (2%) N/R (38%)	90 days 30 days N/R
Real Estate and Other Funds (5) ....	211,254	151,128	Quarterly (25%) N/R (75%)	90 days N/R
Total ......................	$1,499,292	$202,053

	November 30, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ............	$660,720	$—	Quarterly (53%) Monthly (47%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ............	60,215	30,530	N/R (100%)	N/R
Credit Funds (4)	430,429	30,554	Quarterly (72%) Monthly (3%) N/R (25%)	90 days 30 days N/R
Real Estate and Other Funds (5) .	101,325	232,696	N/R (100%)	N/R
Total ...................	$1,252,689	$293,780
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
•short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days; and
•distressed and event-driven opportunities across structured credit, opportunistic credit, and private credit.
(5)Primarily includes investments in corporate real estate strategies focused on buying or building real estate businesses.

August 2025 Form 10-Q	15
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards

	Three Months Ended August 31, 2025
$ in thousands	Balance at May 31, 2025	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2025	For instruments still held at August 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities ....................	$231,160	$21,824	$20,785	$(1,487)	$(788)	$—	$815	$272,309	$21,916	$—
Corporate debt securities ......................	44,682	872	1,221	(788)	—	—	(11,607)	34,380	860	—
CDOs and CLOs .......................................	70,948	(3,654)	20,718	(17,731)	(3,463)	—	(14,509)	52,309	(4,188)	—
RMBS ........................................................	7,947	46	—	—	(15)	—	—	7,978	50	—
CMBS ........................................................	505	1	—	—	—	—	—	506	1	—
Other ABS .................................................	153,681	(2,589)	23,586	(1,579)	(2,888)	—	(44,036)	126,175	(732)	—
Loans and other receivables .................	92,168	3,213	65,988	(44,566)	(16,129)	—	39,248	139,922	4,862	—
Investments at fair value ........................	153,379	10,308	1,000	(2,446)	(741)	—	—	161,500	9,502	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ....................	$161	$(312)	$(1)	$426	$—	$—	$522	$796	$309	$—
Corporate debt securities ......................	644	126	(119)	—	(270)	—	107	488	(117)	—
CMBS ........................................................	1,153	—	—	35	—	—	—	1,188	—	—
Loans ........................................................	313	1,691	—	—	—	—	(38)	1,966	(1,101)	—
Net derivatives (2) ...................................	33,288	9,477	(533)	719	(748)	—	(5,307)	36,896	(9,313)	—
Other secured financings .......................	18,876	143	—	—	(2,905)	—	—	16,114	(255)	—
Long-term debt ........................................	991,156	54,332	—	—	(2,050)	29,155	(1,429)	1,071,164	(7,342)	(44,940)

	Nine Months Ended August 31, 2025
$ in thousands	Balance at November 30, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2025	For instruments still held at August 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities ................	$239,364	$31,303	$28,748	$(8,940)	$494	$—	$(18,660)	$272,309	$29,840	$—
Corporate debt securities ...................	24,931	2,385	12,455	(1,168)	(2,197)	—	(2,026)	34,380	1,472	—
CDOs and CLOs ...................................	63,976	(14,474)	69,479	(39,811)	(10,013)	—	(16,848)	52,309	(15,237)	—
Sovereign obligations .........................	172	2	—	(174)	—	—	—	—	—	—
RMBS .....................................................	7,714	315	—	—	(51)	—	—	7,978	331	—
CMBS ....................................................	477	29	—	—	—	—	—	506	29	—
Other ABS .............................................	103,214	(2,792)	60,151	(31,920)	(8,089)	—	5,611	126,175	(1,256)	—
Loans and other receivables ..............	152,586	(8,455)	213,419	(196,921)	(38,621)	—	17,914	139,922	10,777	—
Investments at fair value ....................	137,865	16,742	22,549	(2,446)	(3,210)	—	(10,000)	161,500	13,540	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ................	$208	$(864)	$(72,161)	$73,148	$—	$—	$465	$796	$999	$—
Corporate debt securities ...................	165	60	(280)	351	192	—	—	488	(90)	—
CMBS ....................................................	1,153	—	—	105	—	—	(70)	1,188	—	—
Loans ....................................................	16,864	(14,097)	(875)	74	—	—	—	1,966	(1,790)	—
Net derivatives (2) ...............................	22,286	(11,263)	(533)	23,307	(1,166)	—	4,265	36,896	2,447	—
Other secured financings ...................	14,884	346	—	—	(7,647)	8,531	—	16,114	(1,366)	—
Long-term debt ....................................	821,903	32,255	—	—	(4,849)	247,279	(25,424)	1,071,164	(28,330)	(3,925)
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
Ended August 31, 2025
Transfers of assets of $64.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $43.5 million, CDOs and CLOs of
$12.6 million and Other ABS of $6.7 million due to reduced
pricing transparency.
Transfers of assets of $94.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $50.7 million, CDOs and CLOs of $27.1 million,
Corporate debt securities of $12.3 million and Loans and other receivables of $4.3 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $16.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $13.1 million,
partially offset by net derivatives transfers into Level 3 of $2.4 million due to reduced market and pricing transparency.
Transfers of liabilities of $22.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $14.5 million and
Net derivatives of $7.7 million due to greater pricing and
market transparency.
Net gains on Level 3 assets were $30.0 million and net losses on
Level 3 liabilities were $65.5 million for the three months ended
August 31, 2025. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities,
Investments at fair value, Loans and other receivables and Other
ABS, partially offset by decreased market values of CDOs and
CLOs. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, certain derivatives and Loans.
Analysis of Level 3 Assets and Liabilities for the Nine Months
Ended August 31, 2025
Transfers of assets of $99.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $38.2 million, Corporate equity securities of $32.2 million, CDOs and CLOs of $18.6 million and
Other ABS of $10.0 million due to reduced pricing
transparency.
Transfers of assets of $123.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $50.8 million, CDOs and CLOs of
$35.4 million, Loans and other receivables of $20.3 million,
Investments at fair value of $10.0 million, Other ABS of
$4.4 million and Corporate debt securities of $2.5 million due to greater pricing transparency supporting classification into
Level 2.
Transfers of liabilities of $21.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $13.4 million and structured notes within
Long-term debt of $7.4 million due to reduced market and
pricing transparency.
Transfers of liabilities of $42.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $32.8 million and certain Derivatives of $9.2 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $25.1 million and net losses on
Level 3 liabilities were $6.4 million for the nine months ended
August 31, 2025. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and Investments at fair value, partially offset by decreased valuations of CDOs and CLOs and Loans and other receivables.
Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, partially offset by decreased market values of certain Derivatives and
Loans.

August 2025 Form 10-Q	17
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended August 31, 2024
$ in thousands	Balance at May 31, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2024	For instruments still held at August 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities .................	$178,755	$9,887	$12,874	$(1,035)	$(198)	$—	$360	$200,643	$10,184	$—
Corporate debt securities ...................	38,717	93	—	(1,753)	—	—	(5,879)	31,178	1,181	—
CDOs and CLOs ....................................	68,626	1,477	17,704	(1,147)	(1,323)	—	(3,256)	82,081	649	—
Sovereign obligations ..........................	—	—	—	—	—	—	106	106	—	—
RMBS .....................................................	644	24	—	—	(12)	—	(32)	624	34	—
CMBS .....................................................	477	15	—	—	—	—	—	492	—	—
Other ABS ..............................................	168,736	(966)	29,502	(27,528)	(3,608)	—	(20,733)	145,403	(1,988)	—
Loans and other receivables ..............	92,546	(18,742)	10,138	(4,489)	(2,258)	—	9,929	87,124	(5,863)	—
Investments at fair value .....................	138,057	952	371	—	—	—	—	139,380	952	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .................	$708	$4	$—	$2,264	$—	$—	$(6)	$2,970	$(4)	$—
Corporate debt securities ...................	506	—	(246)	—	—	—	—	260	—	—
CMBS .....................................................	1,049	—	—	—	70	—	—	1,119	—	—
Loans .....................................................	1,584	(1,000)	—	964	12	—	—	1,560	1	—
Net derivatives (2) ................................	34,877	(7,588)	—	—	734	—	477	28,500	4,363	—
Other secured financings ....................	3,965	—	—	—	—	—	—	3,965	—	—
Long-term debt .....................................	784,212	25,080	—	—	—	542	(20,688)	789,146	(37,145)	12,065

	Nine Months Ended August 31, 2024
$ in thousands	Balance at November 30, 2023	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2024	For instruments still held at August 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities ................	$181,294	$(3,969)	$28,576	$(2,480)	$—	$—	$(2,778)	$200,643	$(3,179)	$—
Corporate debt securities ...................	26,112	3,060	14,894	(6,735)	(200)	—	(5,953)	31,178	7,309	—
CDOs and CLOs ...................................	64,862	8,771	41,690	(22,797)	(5,214)	—	(5,231)	82,081	4,351	—
Sovereign obligations .........................	—	(16)	11,147	(11,025)	—	—	—	106	3	—
RMBS .....................................................	20,871	(185)	—	(5,374)	(63)	—	(14,625)	624	33	—
CMBS ....................................................	508	(16)	—	—	—	—	—	492	(64)	—
Other ABS .............................................	117,661	(7,724)	94,754	(68,622)	(19,929)	—	29,263	145,403	(5,778)	—
Loans and other receivables ..............	130,101	(43,105)	20,220	(4,856)	(19,523)	—	4,287	87,124	(17,949)	—
Investments at fair value ....................	130,835	(10,626)	19,725	—	(547)	—	(7)	139,380	(10,626)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$676	$5	$—	$2,289	$—	$—	$—	$2,970	$(5)	$—
Corporate debt securities ...................	124	(23)	—	—	—	—	159	260	23	—
CMBS ....................................................	840	—	(245)	—	525	—	(1)	1,119	(2)	—
Loans ....................................................	1,521	1,879	(180)	1,367	152	—	(3,179)	1,560	(26)	—
Net derivatives (2) ...............................	50,955	(17,212)	(3,236)	2,471	(9,504)	—	5,026	28,500	5,659	—
Other secured financings ...................	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt ....................................	744,597	34,157	—	—	(2,109)	28,614	(16,113)	789,146	(41,836)	7,679
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
•Oher ABS of $24.0 million, CDOs and CLOs of $13.4 million,
Corporate debt securities of $7.1 and Loans and other
receivables of $5.9 million due to greater pricing transparency supporting classification into Level 2.
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
vary from period to period based on purchases and sales of
financial instruments during the period as well as transfers into and out of Level 3 each period.

August 2025 Form 10-Q	19
Notes to Consolidated Financial Statements
(Unaudited)

August 31, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$272,309
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$71
		Volatility Benchmarking	Volatility	30%	-	34%	33%
Corporate debt securities ........................	$34,380	Market approach	Price	$49	-	$119	$71
		Discounted cash flows	Discount rate/yield	17%	-	20%	18%
CDOs and CLOs ..........................................	$34,377	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	17%	16%
		Market approach	Price	$98	-	$100	$99
RMBS ...........................................................	$7,978	Discounted cash flows	Constant prepayment rate	12%			—
			Constant default rate	0.3%			—
			Loss severity	20%			—
			Discount rate/yield	14%			—
Other ABS ...................................................	$122,633	Discounted cash flows	Discount rate/yield	14%	-	28%	16%
			Cumulative loss rate	13%	-	15%	14%
			Duration (years)	0.6	-	1.2	1.1
		Market approach	Price	$117	-	$135	$132
		Scenario analysis	Estimated recovery percentage	79%			—
Loans and other receivables ...................	$139,922	Market approach	Price	$6	-	$117	$101
		Scenario analysis	Estimated recovery percentage	8%	-	256%	50%
Derivatives ..................................................	$4,323
Embedded options		Market approach	Basis points upfront	0.0	-	0.4	0.4
Equity options		Volatility Benchmarking	Volatility	34%			—
Investments at fair value ..........................	$155,554
Private equity securities		Market approach	Price	$0	-	$10,956	$1,641
			Discount rate/yield	16%	-	28%	28%
			Estimated revenue	$29,763,576			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$1,966	Market approach	Price	$100			—
Derivatives ..................................................	$44,683
Equity options		Volatility benchmarking	Volatility	28%	-	72%	61%
Embedded options		Market approach	Basis points upfront	0.0	-	22.6	14.5
Other secured financings .........................	$16,114	Scenario analysis	Estimated recovery percentage	76%	-	100%	96%
		Market approach	Price	$114	-	$118	$116
Long-term debt ..........................................	$1,071,164
Structured notes		Market approach	Price	$70	-	$122	$102

20	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2024
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$239,364
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$68
Corporate debt securities ........................	$24,931	Market approach	Price	$28	-	$105	$74
CDOs and CLOs ..........................................	$53,388	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	14%	-	32%	26%
		Market approach	Price	$70	-	$106	$94
RMBS ...........................................................	$7,714	Discounted cash flows	Constant prepayment rate	20%			—
			Loss severity	10%			—
			Discount rate/yield	12%			—
Other ABS ...................................................	$98,172	Discounted cash flows	Discount rate/yield	19%	-	30%	25%
			Cumulative loss rate	17%	-	34%	24%
			Duration (years)	0.9	-	1.0	0.9
		Market approach	Price	$106	-	$127	$121
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$152,586	Market approach	Price	$17	-	$106	$75
		Scenario analysis	Estimated recovery percentage	3%	-	252%	50%
Derivatives ..................................................	$1,396
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$132,769
Private equity securities		Market approach	Price	$1	-	$8,506	$501
			Discount rate/yield	28%			—
			Estimated revenue	$29,908,372			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$16,864	Market approach	Price	$17	-	$100	$75
		Scenario analysis	Estimated recovery percentage	0%	-	205%	50%
Derivatives ..................................................	$25,045
Equity options		Volatility benchmarking	Volatility	28%	-	102%	49%
Options		Market approach	Basis points upfront	8.0	-	22.3	14.9
Other secured financings .........................	$14,884	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
		Market approach	Price	$117			—
Long-term debt ..........................................	$821,903
Structured notes		Market approach	Price	$61	-	$122	$96
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2025 and November 30, 2024, asset exclusions consisted of $31.4
million and $23.9 million, respectively, primarily composed of
CDOs and CLOs, Investments at fair value, certain derivatives,
Other ABS and CMBS. At August 31, 2025 and November 30,
2024, liability exclusions consisted of $2.5 million and $2.7 million, respectively, primarily composed of CMBS, certain
derivatives, corporate equity securities and corporate debt
securities.
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
corporate debt securities, CDOs and CLOs, other ABS, loans
and other receivables, other secured financings and structured notes would result in a significantly higher (lower) fair value

August 2025 Form 10-Q	21
Notes to Consolidated Financial Statements
(Unaudited)
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
•Corporate equity securities and derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
For a description of our financial assets and liabilities for which we have elected the fair value option, refer to our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
Fair value option gains (losses):

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Financial instruments owned:
Loans and other receivables (1) .	$(62,934)	$(690)	$(35,557)	$(39,664)
Other secured financings:
Other changes in fair value (1) ...	$(2,908)	$—	$(4,566)	$(4,482)
Long-term debt:
Changes in instrument-specific credit risk (2) ............................	$(59,163)	$23,779	$7,356	$6,009
Other changes in fair value (1) ...	(58,429)	(84,266)	(27,159)	(111,716)
(1)Other changes in fair value are included in Principal transactions revenues.
(2)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
Fair value option amounts by which contractual principal is
greater than (less than) fair value:

$ in thousands	August 31, 2025	November 30, 2024
Financial instruments owned:
Loans and other receivables (1) ...............................	$1,766,934	$1,603,512
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2) ...............................................................	181,250	132,838
Long-term debt ...........................................................	170,430	131,107
Other secured financings .........................................	(4,107)	459
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $64.0 million and $48.8 million at August 31, 2025 and November 30, 2024, respectively.
The aggregate fair value of loans and other receivables on
nonaccrual status and/or 90 days or greater past due was $129.1 million and $126.9 million at August 31, 2025 and November 30,
2024, respectively, which includes loans and other receivables 90 days or greater past due of $94.3 million and $120.0 million at
August 31, 2025 and November 30, 2024, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Our shares in Monashee, an equity method investment, were
measured at fair value on a nonrecurring basis during the nine months ended August 31, 2024 and are not included in the tables above. During the nine months ended August 31, 2024, we
converted our shares in Monashee to a newly created class of nonmarketable preferred shares and remeasured our equity
method investment to a fair value of $21.9 million in connection with the nonmonetary exchange and the preferred shares are
subsequently accounted for at cost pursuant to the
measurement alternative.
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
We have equity securities without readily determinable fair
values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million at both
August 31, 2025 and November 30, 2024. There were no
impairments and downward adjustments on these investments
during the three and nine months ended August 31, 2025 and
2024.

22	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
In connection with our derivative activities, we may enter into
International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties.

	August 31, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$57	1	$1,131	3
Foreign exchange contracts:
Bilateral OTC .......................................	1,846	8	61,729	4
Total derivatives designated as accounting hedges ............................	1,903		62,860
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	562	16,529	113	17,235
Cleared OTC ........................................	508,861	7,592	523,997	8,060
Bilateral OTC .......................................	316,345	1,850	630,797	744
Foreign exchange contracts:
Exchange-traded ................................	215	80	76	120
Bilateral OTC .......................................	106,449	42,732	84,671	13,109
Equity contracts:
Exchange-traded ................................	2,602,854	3,463,187	2,037,083	2,161,112
Bilateral OTC .......................................	918,891	44,140	1,008,462	34,433
Commodity contracts:
Exchange-traded ................................	273	622	50	530
Bilateral OTC .......................................	4,606	11,850	3,127	5,642
Credit contracts:
Cleared OTC ........................................	1,721	51	10,212	6
Bilateral OTC .......................................	62,545	14	43,037	19
Total derivatives not designated as accounting hedges .......................	4,523,322		4,341,625
Total gross derivative assets/ liabilities:
Exchange-traded ................................	2,603,904		2,037,322
Cleared OTC ........................................	510,639		535,340
Bilateral OTC .......................................	1,410,682		1,831,823
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(1,445,932)		(1,445,932)
Cleared OTC ........................................	(509,365)		(517,824)
Bilateral OTC .......................................	(837,443)		(1,187,453)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$1,732,485		$1,253,276
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
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of
Financial Condition.

August 2025 Form 10-Q	23
Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC .........................................	$3,396	3	$—	—
Foreign exchange contracts:
Bilateral OTC ........................................	41,903	3	—	—
Total derivatives designated as accounting hedges .............................	45,299		—
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded .................................	273	16,548	13	32,984
Cleared OTC .........................................	1,030,842	6,663	1,030,671	6,891
Bilateral OTC ........................................	365,678	1,096	717,255	1,256
Foreign exchange contracts:
Bilateral OTC ........................................	132,240	57,786	138,608	35,545
Equity contracts:
Exchange-traded .................................	682,327	1,777,822	521,889	1,574,498
Bilateral OTC ........................................	855,169	33,516	1,024,129	20,587
Commodity contracts:
Exchange-traded .................................	22	806	17	697
Bilateral OTC .......................................	4,570	11,691	1,381	5,180
Credit contracts:
Cleared OTC .........................................	31,488	66	38,711	32
Bilateral OTC ........................................	37,618	16	31,353	32
Total derivatives not designated as accounting hedges .............................	3,140,227		3,504,027
Total gross derivative assets/ liabilities:
Exchange-traded .................................	682,622		521,919
Cleared OTC .........................................	1,065,726		1,069,382
Bilateral OTC ........................................	1,437,178		1,912,726
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded .................................	(476,364)		(476,364)
Cleared OTC .........................................	(1,058,995)		(1,066,232)
Bilateral OTC ........................................	(1,132,392)		(1,251,117)
Net amounts per Consolidated Statements of Financial Condition (4) ..................................	$517,775		$710,314
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
Financial Condition.
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2025	2024	2025	2024
Interest rate swaps (1) ..................	$8,902	$43,765	$2,859	$12,954
Long-term debt ...............................	(21,388)	(61,068)	(40,047)	(62,053)
Total .................................................	$(12,486)	$(17,303)	$(37,188)	$(49,099)
(1)Includes net settlements of $12.3 million and $36.4 million for the three and nine months ended August 31, 2025, respectively, and $16.2 million and $48.2 million for the three and nine months ended August 31, 2024, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss):

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2025	2024	2025	2024
Foreign exchange contracts .........	$(3,238)	$(38,878)	$(77,370)	$(47,686)
Total .................................................	$(3,238)	$(38,878)	$(77,370)	$(47,686)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2025	2024	2025	2024
Interest rate contracts ...................	$242	$72,271	$(30,970)	$107,103
Foreign exchange contracts .........	(15,402)	15,760	1,309	48,289
Equity contracts ..............................	444,317	72,741	1,762,483	(186,617)
Commodity contracts ....................	3,476	6,270	16,932	24,702
Credit contracts ..............................	(9,105)	(222)	(7,401)	(13,592)
Total .................................................	$423,528	$166,820	$1,742,353	$(20,115)
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
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
Remaining contract maturities at August 31, 2025:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$4,308	$—	$—	$—	$4,308
Equity options and forwards ..........	297,427	7,350	—	(220)	304,557
Credit default swaps .......................	—	24,840	—	—	24,840
Total return swaps ...........................	137,965	113,782	—	(15,878)	235,869
Foreign currency forwards, swaps and options .................................	51,979	863	—	(555)	52,287
Fixed income forwards ...................	39,641	—	—	—	39,641
Interest rate swaps, options and forwards ......................................	53,565	157,406	28,366	(16,967)	222,370
Total ...................................................	$584,885	$304,241	$28,366	$(33,620)	883,872
Cross-product counterparty netting ..........................................					(35,717)
Total OTC derivative assets included in Financial instruments owned ....................					$848,155

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ......................................	$2,829	$—	$—	$—	$2,829
Equity options and forwards ..........	104,168	323,381	—	(220)	427,329
Credit default swaps ........................	251	9,583	—	—	9,834
Total return swaps ...........................	161,468	90,507	37	(15,878)	236,134
Foreign currency forwards, swaps and options .................................	90,526	420	—	(555)	90,391
Fixed income forwards ...................	5,839	—	—	—	5,839
Interest rate swaps, options and forwards ......................................	33,944	86,299	454,080	(16,967)	557,356
Total ...................................................	$399,025	$510,190	$454,117	$(33,620)	1,329,712
Cross-product counterparty netting ..........................................					(35,717)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased ...................................					$1,293,995
(1)At August 31, 2025, we held net exchange-traded derivative assets and liabilities with a fair value of $1.16 billion and $591.4 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31,
2025, cash collateral received and pledged was $273.6 million and $632.1 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at August 31, 2025:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$156,293
BBB- to BBB+ ...........................................................................................	44,065
BB+ or lower .............................................................................................	305,776
Unrated .....................................................................................................	342,021
Total ..........................................................................................................	$848,155
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	August 31, 2025
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$31.1	$364.1	$395.2

	November 30, 2024
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$395.2	$553.4	$948.6
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
been required to return and/or post additionally to our
counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

$ in millions	August 31, 2025	November 30, 2024
Derivative instrument liabilities with credit-risk- related contingent features ....................................	$139.5	$102.3
Collateral posted ...........................................................	(87.9)	(50.6)
Collateral received ........................................................	285.8	296.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ...............................................	337.4	347.8
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

August 2025 Form 10-Q	25
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Collateralized Transactions

	August 31, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,982.5	$1,643.2	$—	$3,625.7
Corporate debt securities .....................	448.9	3,252.0	—	3,700.9
Mortgage-backed and asset-backed securities .....................	—	1,455.0	—	1,455.0
U.S. government and federal agency securities .....................	36.7	8,764.4	—	8,801.1
Municipal securities ........	1.1	493.8	—	494.9
Sovereign obligations .....	28.8	1,857.6	54.2	1,940.6
Loans and other receivables ..................	—	545.7	—	545.7
Total ..................................	$2,498.0	$18,011.7	$54.2	$20,563.9

	November 30, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$2,059.8	$1,394.2	$3.9	$3,457.8
Corporate debt securities .....................	416.4	4,522.5	—	4,938.9
Mortgage-backed and asset-backed securities .....................	—	2,384.8	—	2,384.8
U.S. government and federal agency securities .....................	30.9	6,837.1	—	6,868.0
Municipal securities ........	—	212.1	—	212.1
Sovereign obligations .....	33.7	1,981.0	181.7	2,196.4
Loans and other receivables ..................	—	757.4	—	757.4
Total ..................................	$2,540.9	$18,088.9	$185.6	$20,815.4

	August 31, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,788.8	$70.8	$135.7	$502.7	$2,498.0
Repurchase agreements .	2,083.7	8,998.9	3,485.2	3,443.9	18,011.7
Obligation to return securities received as collateral, at fair value .............................	54.2	—	—	—	54.2
Total ...................................	$3,926.7	$9,069.7	$3,620.9	$3,946.6	$20,563.9

	November 30, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,617.8	$154.3	$250.4	$518.4	$2,540.9
Repurchase agreements .	2,258.1	7,055.1	4,182.8	4,592.9	18,088.9
Obligation to return securities received as collateral, at fair value .............................	185.6	—	—	—	185.6
Total ...................................	$4,061.5	$7,209.4	$4,433.2	$5,111.2	$20,815.4
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities
received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending
transactions, satisfy margin requirements on derivative
transactions or cover short positions. At August 31, 2025 and
November 30, 2024, the approximate fair value of securities
received as collateral by us that may be sold or repledged was
$45.77 billion and $37.63 billion, respectively. At August 31, 2025
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
but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements
(repurchase transactions).

	August 31, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$8,175.1	$—	$8,175.1	$(359.8)	$(1,807.9)	$6,007.4
Reverse repurchase agreements .........................................	13,838.6	(5,921.1)	7,917.5	(2,007.4)	(5,809.4)	100.7
Securities received as collateral, at fair value ...................	54.2	—	54.2	—	(54.2)	—
Liabilities:
Securities lending arrangements ........................................	$2,498.0	$—	$2,498.0	$(359.8)	$(2,088.4)	$49.8
Repurchase agreements .......................................................	18,011.7	(5,921.1)	12,090.6	(2,007.4)	(9,471.1)	612.1
Obligation to return securities received as collateral, at fair value .............................................................................	54.2	—	54.2	—	(54.2)	—

	November 30, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$7,213.4	$—	$7,213.4	$(325.4)	$(1,537.3)	$5,350.7
Reverse repurchase agreements .........................................	11,930.7	(5,751.0)	6,179.7	(1,475.9)	(4,574.0)	129.8
Securities received as collateral, at fair value ...................	185.6	—	185.6	—	(185.6)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.9	$—	$2,540.9	$(325.4)	$(2,091.4)	$124.1
Repurchase agreements .......................................................	18,088.9	(5,751.0)	12,337.9	(1,475.9)	(10,274.6)	587.4
Obligation to return securities received as collateral, at fair value .............................................................................	185.6	—	185.6	—	(185.6)	—
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
(3)Includes $5.94 billion of securities borrowing arrangements, for which we have received securities collateral of $5.77 billion, and $520.0 million of repurchase agreements, for which we have pledged securities collateral of $529.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.31 billion of securities borrowing arrangements, for which we have received securities collateral of $5.19 billion, and $645.0 million of repurchase agreements, for which we have pledged securities collateral of $656.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

August 2025 Form 10-Q	27
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
accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

$ in millions	August 31, 2025	November 30, 2024
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ..................................................	$1,111.6	$1,132.6
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
categorized as Level 2 within the fair value hierarchy.
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Transferred assets .....................	$1,451.8	$878.0	$4,085.3	$3,446.7
Proceeds on new securitizations .......................	1,451.8	878.0	4,085.3	3,446.7
Cash flows received on retained interests ..................	6.7	9.5	18.1	28.8
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
August 31, 2025 and November 30, 2024.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

$ in millions	August 31, 2025		November 30, 2024
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$461.8	$12.6	$3,956.8	$105.7
U.S. government agency CMBS ...	919.9	24.9	1,817.1	91.8
CLOs .................................................	10,238.3	48.4	9,001.9	37.2
Consumer and other loans ...........	2,138.2	80.1	1,424.4	52.1
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
(Unaudited)
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
and our market-making activities related to the variable interests.
Consolidated VIEs:

	August 31, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$2.1
Financial instruments owned ........................................	—	64.5
Securities purchased under agreements to resell (2)	3,196.0	—
Receivables from brokers (3) .........................................	—	22.2
Other receivables .............................................................	1.7	3.0
Other assets (4) ...............................................................	—	87.6
Total assets ......................................................................	$3,197.7	$179.4
Financial instruments sold, not yet purchased ...........	$—	$6.5
Other secured financings (5) .........................................	3,195.8	25.7
Other liabilities (6) ...........................................................	6.2	28.9
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$3,202.0	$131.2

	November 30, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.6
Financial instruments owned .........................................	—	40.0
Securities purchased under agreements to resell (2)	2,829.7	—
Receivables from brokers (3) .........................................	—	23.5
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	90.3
Total assets ......................................................................	$2,829.7	$158.4
Financial instruments sold, not yet purchased ...........	$—	$7.6
Other secured financings (5) .........................................	2,823.0	26.1
Other liabilities (6) ...........................................................	6.7	23.1
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,829.7	$126.9
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions from related consolidated entities, which are all eliminated in consolidation.
(3)$0.5 million and $1.5 million of receivables from brokers at August 31, 2025 and November 30, 2024, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$3.3 million and $3.4 million of the other assets at August 31, 2025 and
November 30, 2024, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$713.5 million and $719.0 million of the other secured financings at
August 31, 2025 and November 30, 2024, respectively, are with related consolidated entities and are eliminated in consolidation.
(6)$27.6 million and $22.0 million of the other liabilities amounts at August 31,
2025 and November 30, 2024, respectively, are with related consolidated entities, which are eliminated in consolidation.
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
interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and
asset management fees for managing the project.

August 2025 Form 10-Q	29
Notes to Consolidated Financial Statements
(Unaudited)
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-
backed transactions. Our variable interest in the VIEs primarily consists of our ownership of certificates issued by the VIEs.
Nonconsolidated VIEs

	August 31, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$716.9	$41.3	$7,295.8	$15,893.2
Asset-backed vehicles ........	987.4	—	1,249.7	4,917.3
Related party private equity vehicles ............................	3.9	—	15.0	51.0
Other investment vehicles ..	1,468.4	—	1,850.2	28,117.2
Total .......................................	$3,176.6	$41.3	$10,410.7	$48,978.7

	November 30, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$951.8	$26.5	$6,511.1	$14,872.4
Asset-backed vehicles ........	827.4	—	946.3	4,266.7
Related party private equity vehicles ............................	3.7	—	14.0	34.4
Other investment vehicles ..	1,107.8	—	1,365.8	19,064.1
Total .......................................	$2,890.7	$26.5	$8,837.2	$38,237.6
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
Related Party Private Equity Vehicles. We have committed to
invest in private equity funds, which are in the process of being fully liquidated (the “JCP Funds”, including JCP Fund V (refer to
Note 11, Investments for further information)), managed by
Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally,
we have committed to invest in the general partners of the JCP
Funds (the “JCP General Partners”) and the JCP Manager. Our
variable interests in the JCP Funds, JCP General Partners and
JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both
August 31, 2025 and November 30, 2024, our total equity
commitment in the JCP Entities was $133.0 million, of which
$123.2 million had been funded. The carrying value of our equity investments in the JCP Entities was $3.3 million and $3.2 million at August 31, 2025 and November 30, 2024, respectively. Our
exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities
primarily consist of private equity and equity related investments.
At both August 31, 2025 and November 30, 2024, we had also
committed to invest $1.0 million, of which $0.6 million was
funded in a private equity fund managed by us for the benefit of our employees. The carrying value of our equity was $0.6 million and $0.5 million at August 31, 2025 and November 30, 2024,
respectively.
Other Investment Vehicles. At August 31, 2025 and November 30,
2024, we had equity commitments to invest $1.77 billion and
$1.43 billion, respectively, in various other investment vehicles, of which $1.39 billion and $1.17 billion was funded, respectively.
The carrying value of our equity investments was $1.47 billion and $1.11 billion at August 31, 2025 and November 30, 2024,
respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These
investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and
insurance claims and various oil and gas assets.
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
At August 31, 2025 and November 30, 2024, we held $1.16 billion and $1.84 billion of agency mortgage-backed securities,
respectively, and $189.8 million and $201.1 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our
maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding
vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	August 31, 2025	November 30, 2024
Total Investments in and loans to related parties ........................................................	$1,458.3	$1,385.7

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Total equity method pickup earnings recognized in Other revenues ...................................	$39.1	$25.0	$54.3	$62.2
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of August 31, 2025,
November 30, 2024 and August 31, 2024.
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
At August 31, 2025, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At August 31, 2025, our unfunded
commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2026 with automatic one year extensions absent a 60 day termination notice by either party.
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
notice by either party. At August 31, 2025, our $250.0 million commitment was undrawn.
Activity related to the facility:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Unfunded commitment fees .........	$0.3	$0.3	$0.9	$0.9
Selected financial information for Jefferies Finance:

$ in millions	August 31, 2025	November 30, 2024
Total assets ....................................................	$7,239.5	$5,762.6
Total liabilities ................................................	5,867.5	4,415.6
Total mezzanine equity .................................	14.3	14.4

$ in millions	August 31, 2025	November 30, 2024
Our total investment balance .......................	$678.8	$666.3

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Net earnings attributable to members ....................................	$27.0	$28.8	$25.4	$68.1

August 2025 Form 10-Q	31
Notes to Consolidated Financial Statements
(Unaudited)
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Origination and syndication fee revenues (1) ............................	$73.3	$72.9	$191.9	$200.2
Origination fee expenses (1) .....	18.3	16.2	50.7	40.8
CLO placement and structuring fee revenues (2) ....................	0.8	0.8	2.3	1.1
Placement and referral fees (3)	6.1	2.4	16.1	3.3
Asset management fee revenues (4) .............................	—	—	7.5	—
Underwriting fees (5) ..................	0.5	—	0.5	—
Service fee revenues (6) .............	24.0	15.3	101.0	81.0
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
(5)We act as an underwriter in connection with term loans issued by Jefferies
Finance.
(6)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
Additional balances with Jefferies Finance as reported in our
Consolidated Statements of Financial Condition.

$ in millions	August 31, 2025	November 30, 2024
Assets
Financial instruments owned, at fair value (1) .........	$4.6	$—
Other assets (2) ............................................................	5.3	1.9

Liabilities
Financial instruments sold, not yet purchased, at fair value (1) .............................................................	$0.4	$—
Payables:
Brokers, dealers and clearing organizations (3) .	15.7	—
Customers (4) ..........................................................	2.2	13.7
(1)In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies Finance (i.e., we buy and sell debt securities issued by Jefferies Finance).
(2)Receivable from Jefferies Finance pending settlement.
(3)Cash collateral, net, received from Jefferies Finance on OTC foreign currency trading.
(4)Payable to Jefferies Finance in connection with loans originated by Jefferies
Finance to borrowers who are investment banking clients of ours. We have also entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure on these loans.
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
Commercial paper issued by Berkadia is supported by a
$1.50 billion surety policy issued by a Berkshire Hathaway
insurance subsidiary, for which we receive a surety fee,  and a corporate guaranty, and we have agreed to reimburse Berkshire
Hathaway for one-half of any losses incurred thereunder. At
August 31, 2025, the aggregate amount of commercial paper
outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	August 31, 2025	November 30, 2024
Total assets ...................................................	$5,579.9	$4,963.2
Total liabilities ...............................................	4,247.2	3,515.6
Total noncontrolling interest .......................	390.5	502.1

$ in millions	August 31, 2025	November 30, 2024
Our total investment balance .......................	$427.1	$427.7

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Net earnings attributable to members ....................................	$70.9	$41.4	$152.9	$119.6

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Distributions ....................................	$42.3	$28.0	$69.3	$34.7
At August 31, 2025 and November 30, 2024, we had
commitments to purchase $13.7 million and $21.8 million,
respectively, of agency CMBS from Berkadia.
Revenues from other transactions with Berkadia for the nine
months ending August 31, 2025 were $0.1 million. Revenues and expenses from other transactions with Berkadia for the nine
months ended August 31, 2024 were $0.3 million and
$0.4 million, respectively.
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
underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years).

32	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and the fund is in the process of being liquidated.
Selected financial information for our significant real estate investments:

$ in millions	August 31, 2025	November 30, 2024
Total assets ....................................................	$313.4	$326.0
Total liabilities ................................................	473.3	484.7

	August 31, 2025	November 30, 2024
Our total investment balance .......................	$98.2	$97.8

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Net earnings (losses) ....................	$0.4	$2.9	$1.7	$3.0

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Distributions we received from Brooklyn Renaissance Office .......................................	$—	$—	$1.2	$—
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $3.3 million and $2.9 million at August 31, 2025 and
November 30, 2024, respectively. We account for these
investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results
from these investments which are included in Principal
transactions revenues:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Net gains (losses) from our investments in JCP Fund V .....	$0.6	$(0.1)	$0.4	$(0.3)
At both August 31, 2025 and November 30, 2024, we were
committed to invest equity of up to $85.0 million in JCP Fund V.
At both August 31, 2025 and November 30, 2024, our unfunded
commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets
resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% at August 31, 2025 of the combined
equity interests:

	Three Months Ended
$ in millions	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations (1)	$1.7	$0.1	$(0.6)	$(0.3)	$0.1	$(0.9)
(1)Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2025 and 2024 is included based on the periods presented.
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
of $108.0 million and $27.5 million at August 31, 2025 and
November 30, 2024, respectively.
Selected financial information for Hildene Insurance:

$ in millions	June 30, 2025 (1)	September 30, 2024 (1)
Total assets ...............................................................	$466.3	$304.2
Total liabilities ...........................................................	0.7	0.2
Total members’ equity .............................................	465.6	304.0

	Three Months Ended (1)
$ in millions	June 30, 2025	March 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations ..........................................................................	$44.9	$27.5	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at August 31, 2025 and November 30, 2024 is based on the dates presented, and in our results of operations for the three and nine months ended August 31, 2025 is based on the periods presented.
ApiJect
We own shares that represent a 33.6% economic interest in
ApiJect at both August 31, 2025 and at November 30, 2024,
which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within
corporate equity securities in Financial instruments owned, at fair value. At both August 31, 2025 and November 30, 2024, the total fair value of our total equity investment in common shares of
ApiJect was $116.1 million, which is classified within Level 3 of the fair value hierarchy.
Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before
April 15, 2032, and we have a right to 1.125% of ApiJect’s future revenues.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on October 31, 2025. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both
August 31, 2025 and November 30, 2024, which would be
classified as Level 3 in the fair value hierarchy.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes from one of our clients and simultaneously entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was
accounted for as a sale leaseback and the airplanes were
recorded within Premises and equipment at $57.7 million.

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Operating lease income ................	$—	$5.6	$6.9	$15.0

August 2025 Form 10-Q	33
Notes to Consolidated Financial Statements
(Unaudited)
Also in December 2023, we provided a loan to the seller for
$30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$1.0 million on the loan during the nine months ended August 31,
2025, and $0.8 million and $2.2 million during the three and nine months ended August 31, 2024, respectively. We also hold
preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $43.7 million and $37.1 million at August 31, 2025 and November 30,
2024, respectively, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
November 2025, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.5 million and $1.5 million for the three months and nine months ended August 31, 2025,
respectively.
During 2024, we classified the airplanes related to the sale leaseback transaction as held for sale. Effective with the
designation of the airplanes as held for sale, we suspended
recording depreciation on these assets. The airplanes were
included within Assets held for sale on our Consolidated
Statements of Financial Condition and had a carrying amount of
$51.9 million at November 30, 2024. During the second quarter of
2025, we agreed to sell the airplanes and we recognized a loss of
$12.8 million during the three months ended May 31, 2025. The sale closed in the third quarter of 2025.
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
portfolio’s credit characteristics and most recent historical loss data.
Allowance for credit losses for investment banking receivables:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Beginning balance ...............	$2,315	$2,868	$5,277	$6,306
Bad debt expense ................	2,156	1,059	4,974	3,146
Charge-offs ...........................	—	(1)	(3,076)	(2,720)
Recoveries collected ...........	(1,274)	(197)	(3,978)	(3,003)
Ending balance (1) ..................	$3,197	$3,729	$3,197	$3,729
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
Note 13. Goodwill and Intangible Assets
Goodwill

	Nine Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments ..............................................	4,866	11,389	16,255
Measurement period adjustments (1) ........	—	1,802	1,802
Write-off related to disposals .......................	—	(5,563)	(5,563)
Balance, at end of period .............................	$1,537,879	$302,553	$1,840,432
(1)Relates to a measurement period adjustment recorded during the second quarter of 2025 attributable to the Go Internet acquisition. Refer to Note 4,
Business Acquisitions for further discussion.

	Nine Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments ..............................................	3,335	1,535	4,870
Measurement period adjustments (1) ........	—	(28,346)	(28,346)
Goodwill relating to acquisitions by Tessellis .....................................................	—	8,578	8,578
Balance, at end of period .............................	$1,535,507	$297,451	$1,832,958
(1)Includes a $27.0 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further discussion.

34	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Carrying values of goodwill by reporting unit:

$ in millions	August 31, 2025	November 30, 2024
Investment banking ..............................................................	$702.9	$700.7
Equities and wealth management ......................................	256.2	255.4
Fixed income .........................................................................	578.7	576.9
Asset management ..............................................................	143.0	143.0
Other investments .................................................................	159.6	151.9
Total ........................................................................................	$1,840.4	$1,827.9
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
We test goodwill allocated to our Investment Banking, Equities,
Fixed Income and Asset Management reporting units annually on
August 1 and test goodwill allocated to other individual
investments annually on November 30. Our annual goodwill
impairment testing at August 1, 2025 did not indicate any
goodwill impairment in any of our Investment Banking, Equities and Fixed Income reporting units, which are part of our
Investment Banking and Capital Markets reportable segment and did not indicate any goodwill impairment in our Asset
Management reporting unit. The results of our assessment
indicated that each of these reporting units had a fair value in excess of their carrying amounts based on current projections.
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using methodologies that include a market valuation method that incorporated price-toearnings and price-to-book
multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed
projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1.
Intangible Assets

	August 31, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships .......................	$166,958	$622	$(114,341)	$53,239	5.1
Trademarks and trade names ............	161,280	—	(54,358)	106,922	20.9
Exchange and clearing organization membership interests and registrations ..........................................	8,781	—	—	8,781	N/A
Other ......................................................	87,469	99	(44,202)	43,366	3.6
Total .......................................................	$424,488	$721	$(212,901)	$212,308

	November 30, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,049	$26,450	$—	$(104,539)	$57,960	5.6
Trademarks and trade names ..............................	146,032	8,533	—	(45,412)	109,153	21.4
Exchange and clearing organization membership interests and registrations ............	8,715	—	(10)	—	8,705	N/A
Other ................................	50,930	26,316	—	(26,693)	50,553	3.9
Total ................................	$341,726	$61,299	$(10)	$(176,644)	$226,371
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions for further information.
At August 1, 2025 we performed our annual impairment testing of intangible assets with an indefinite useful life consisting of exchange and clearing organization membership interests and
registrations. We utilized quantitative assessments of
membership interests and registrations that have available
quoted sales prices as well as certain other membership
interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $8.6 million and $25.0 million for the three and nine months ended August 31, 2025, respectively, and
$8.2 million and $22.3 million for the three and nine months ended August 31, 2024, respectively. These expenses are
included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years (in thousands):

Remainder of fiscal year 2025 ................................................................	$12,953
Year ending November 30, 2026 ............................................................	33,652
Year ending November 30, 2027 ............................................................	29,988
Year ending November 30, 2028 ............................................................	28,672
Year ending November 30, 2029 ............................................................	16,280

August 2025 Form 10-Q	35
Notes to Consolidated Financial Statements
(Unaudited)
Note 14. Revenues from Contracts with Customers

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Revenues from contracts with customers:
Investment banking ..........	$1,086,307	$925,635	$2,597,559	$2,343,284
Commissions and other fees ....................................	319,784	270,643	951,933	787,968
Asset management fees .	8,236	7,189	61,539	43,539
Real estate revenues ........	16,621	4,038	43,913	10,727
Internet connection and broadband revenues (1) ..................................	56,598	61,268	171,069	183,537
Other contracts with customers ..........................	16,616	15,140	49,515	43,890
Total revenue from contracts with customers ....................	1,504,162	1,283,913	3,875,528	3,412,945
Other sources of revenue:
Principal transactions ......	486,893	324,501	1,232,630	1,381,432
Revenues from strategic affiliates ........................	11,933	6,256	76,582	32,046
Interest ...............................	846,894	936,786	2,570,090	2,636,002
Other (1) .............................	57,792	44,133	120,023	201,402
Total revenues ..................	$2,907,674	$2,595,589	$7,874,853	$7,663,827
(1)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in decreases of $61.3 million and $183.5 million in other revenue and increases of $61.3 million and $183.5 million in internet connection and broadband revenues for the three and nine months ended August 31, 2024, respectively.
Disaggregation of Revenue

	Three Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$655,578	$—	$655,578
Investment banking - Underwriting .........	430,730	—	430,730
Equities (1) .................................................	318,319	—	318,319
Fixed income (1) ........................................	1,464	—	1,464
Asset management ...................................	—	8,236	8,236
Other investments .....................................	—	89,835	89,835
Total ............................................................	$1,406,091	$98,071	$1,504,162
Primary geographic region:
Americas .....................................................	$1,038,469	$39,591	$1,078,060
Europe and the Middle East .....................	252,336	57,591	309,927
Asia-Pacific ................................................	115,286	889	116,175
Total ............................................................	$1,406,091	$98,071	$1,504,162

	Three Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$592,462	$—	$592,462
Investment banking - Underwriting .........	333,173	—	333,173
Equities (1) .................................................	267,697	—	267,697
Fixed income (1) ........................................	2,486	—	2,486
Asset management ...................................	—	7,189	7,189
Other investments (2) ...............................	—	80,906	80,906
Total ............................................................	$1,195,818	$88,095	$1,283,913
Primary geographic region:
Americas .....................................................	$885,377	$24,858	$910,235
Europe and the Middle East (2) ...............	223,570	62,308	285,878
Asia-Pacific ................................................	86,871	929	87,800
Total ............................................................	$1,195,818	$88,095	$1,283,913

	Nine Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,511,218	$—	$1,511,218
Investment banking - Underwriting .........	1,086,341	—	1,086,341
Equities (1) .................................................	946,549	—	946,549
Fixed income (1) ........................................	5,384	—	5,384
Asset management ...................................	—	61,539	61,539
Other investments .....................................	—	264,497	264,497
Total ............................................................	$3,549,492	$326,036	$3,875,528
Primary geographic region:
Americas .....................................................	$2,575,418	$149,184	$2,724,602
Europe and the Middle East .....................	663,986	174,079	838,065
Asia-Pacific ................................................	310,088	2,773	312,861
Total ............................................................	$3,549,492	$326,036	$3,875,528

	Nine Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,214,927	$—	$1,214,927
Investment banking - Underwriting .........	1,128,356	—	1,128,356
Equities (1) .................................................	779,462	—	779,462
Fixed income (1) ........................................	7,036	—	7,036
Asset management ...................................	—	43,539	43,539
Other investments (2) ...............................	—	239,625	239,625
Total ............................................................	$3,129,781	$283,164	$3,412,945
Primary geographic region:
Americas .....................................................	$2,351,130	$93,626	$2,444,756
Europe and the Middle East (2) ...............	518,916	186,729	705,645
Asia-Pacific ................................................	259,735	2,809	262,544
Total ............................................................	$3,129,781	$283,164	$3,412,945
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
(2)There was an immaterial correction associated with classification of certain revenue as revenue from contracts with customers, which resulted in increases of $61.3 million and $183.5 million in Other Investments within major business activities and increases of $61.3 million and $183.5 million in
Europe and the Middle East under primary geographic regions for the three and nine months ended August 31, 2024, respectively.

36	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at August 31, 2025. Investment banking
advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three and nine months ended August 31, 2025, we
recognized $36.1 million and $83.8 million, respectively,
compared with $39.2 million and $39.7 million during the three and nine months ended August 31, 2024, respectively, of revenue related to performance obligations satisfied (or partially
satisfied) in previous periods, mainly due to resolving
uncertainties in variable consideration that was constrained in prior periods. In addition, three and nine months ended August
31, 2025, we recognized $8.5 million and $24.0 million,
respectively, compared with $8.6 million and $23.8 million during the three and nine months ended August 31, 2024, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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
Deferred revenue at August 31, 2025 and November 30, 2024
was $84.8 million and $79.1 million, respectively, which is
recorded in Accrued expenses and other liabilities. During the three and nine months ended August 31, 2025, we recognized
revenues of $44.8 million and $52.8 million, respectively,
compared with $35.0 million and $33.2 million for the three and nine months ended August 31, 2024, respectively, that were
recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with
customers of $324.4 million and $275.9 million at August 31,
2025 and November 30, 2024, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2025 and November 30, 2024, capitalized costs to fulfill a contract were $7.7 million and $5.8 million, respectively, which are recorded in Receivables – Fees, interest and other.
During the three and nine months ended August 31, 2025, we
recognized expenses of $1.3 million and $1.9 million, compared with $1.2 million and $1.9 million during the three and nine months ended August 31, 2024, related to costs to fulfill a
contract that were capitalized as of the beginning of the period.
There were no significant impairment charges recognized in
relation to these capitalized costs during the three and nine months ended August 31, 2025 and August 31, 2024.
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the
Senior Executive Compensation Plan and other compensation
plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2024.
At August 31, 2025, there were approximately 2.2 million shares of restricted stock outstanding with future service required,
4.5 million RSUs outstanding with future service required
(including target RSUs that may be issued under the senior
executive compensation plan), 9.7 million RSUs outstanding with no future service required, and 5.1 million stock options
outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is
19.3 million at August 31, 2025.
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
compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.

August 2025 Form 10-Q	37
Notes to Consolidated Financial Statements
(Unaudited)
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Restricted cash awards	$126.3	$103.7	$372.9	$315.8
Restricted stock and RSUs (1) .....................	14.0	13.4	67.8	47.9
Profit sharing plan .........	2.2	2.1	11.4	11.2
Total compensation cost .............................	$142.5	$119.2	$452.1	$374.9
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain
compensation plans at August 31, 2025:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ..............	$112.3	2.5
Restricted cash awards (1) ........................	977.4	2.6
Total ..............................................................	$1,089.7
(1)The remaining unamortized amount is included within Other assets.
Note 16. Borrowings
Short-Term Borrowings

$ in thousands	August 31, 2025	November 30, 2024
Bank loans and other credit facilities ........................	$532,232	$443,160
Fixed rate callable note ...............................................	699,096	—
Total short-term borrowings (1) ...............................	$1,231,328	$443,160
(1)Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At August 31, 2025 and November 30, 2024, the weighted
average interest rate on bank loans outstanding is 5.18% and
6.25% per annum, respectively.
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
reference to the bank’s cost of funding. At August 31, 2025, we were in compliance with all covenants under these credit
facilities.

38	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	August 31, 2025	November 30, 2024
Parent Co. unsecured borrowings
Fixed rate	2025	$—	$519,738
	2026	1,330,604	818,819
	2027	1,144,352	587,631
	2028	1,099,206	1,031,076
	2029	643,614	742,427
	2030 and Later	5,804,542	4,561,814

Variable rate	2026	45,608	41,230
	2027	350,000	570,432
	2029	1,312	1,311
	2030 and Later	71,920	850,273

Structured notes (1)	2025	59,372	157,638
	2026	128,932	114,308
	2027	99,231	97,758
	2028	168,411	77,781
	2029	203,443	316,139
	2030 and Later	2,317,735	1,587,721
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		13,468,282	12,076,096
Subsidiaries secured borrowings
Fixed rate (3)	2025	159,099	160,384
	2026	26,255	42,643
	2027	625,215	13,077
	2028	714,562	35,135
	2029	161,710	104,912

Variable rate	2026	525,000	792,400
	2027	274,356	274,026
Total Subsidiaries secured borrowings .................................................................................................................................................		2,486,197	1,422,577
Subsidiaries unsecured borrowings
Fixed rate	2029	4,048	4,310
	2030 and Later	1,542	1,347

Variable rate	2026	—	26,235
	2027	53,565	—
Total Subsidiaries unsecured borrowings .............................................................................................................................................		59,155	31,892
Total long-term debt (4) ..........................................................................................................................................................................		$16,013,634	$13,530,565
Fair value ....................................................................................................................................................................................................		$16,220,465	$13,734,421
Weighted-average interest rate (5) .......................................................................................................................................................		5.47%	5.30%
Interest rate range (5) ..............................................................................................................................................................................		0.00% - 7.52%	0.00% - 7.66%
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
(2)Carrying values of certain borrowings, totaling $2.67 billion and $2.04 billion for August 31, 2025 and November 30, 2024, respectively, include cumulative hedging adjustments of $153.5 million and $193.7 million at August 31, 2025 and November 30, 2024, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(3)Includes $65.5 million maturing on August 31, 2025 which has subsequently been extended.
(4)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At August 31, 2025 and November 30, 2024, our borrowings under several credit facilities classified within Long-term debt amounted to $1.20 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2025, we were in compliance with all covenants under theses credit agreements.
(5)Interest rates exclude structured notes.

August 2025 Form 10-Q	39
Notes to Consolidated Financial Statements
(Unaudited)
During the nine months ended August 31, 2025, long-term debt increased by $2.48 billion to $16.01 billion at August 31, 2025 primarily due to proceeds of $350.0 million from the drawdown of an unsecured credit facility, $1.00 billion from the issuances of unsecured senior notes, $527.2 million from net issuances of structured notes, $1.01 billion from increased subsidiaries
borrowings and $326.4 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $775.4 million on unsecured senior notes.
Note 17. Total Equity
Common Stock
At August 31, 2025 and November 30, 2024, we had 565,000,000
authorized shares of voting common stock with a par value of
$1.00 per share. At August 31, 2025 and November 30, 2024, we had outstanding 206,280,296 and 205,504,272 common shares
outstanding, respectively.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. Treasury stock repurchases during the three and nine months ended August 31, 2025 represent repurchases of
common stock for net-share tax withholding under our equity
compensation plan.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. As of November 30, 2024,
SMBC had cumulatively exchanged approximately 27.6 million
shares of voting common stock for 55,125 shares of Series B
Preferred Stock. Following this exchange, SMBC increased its ownership of our common stock on an as-converted basis and
fully-diluted, as-converted basis. As a result, the CEO of
Sumitomo Mitsui Financial Group, Inc. was elected and now
serves on our Board of Directors. On September 19, 2024, SMBC
purchased 9.2 million shares of our common stock. At August 31,
2025, SMBC owns approximately 15.7% of our common stock on
an as-converted basis and 14.5% on a fully-diluted, as-converted basis. Refer to Note 22, Related Party Transactions for further information regarding transactions with SMBC.
On September 19, 2025, our Board of Directors established Series
B-1 Non-Voting Convertible Preferred Shares with a par value of
$1.00 per share (“Series B-1 Preferred Stock”) and designated
17,500 shares as Series B-1 Preferred Stock. The Series B-1
Preferred Stock has a liquidation preference of $500 per share and ranks senior to our voting common stock and equal to the
Series B Preferred Stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B-1
Preferred Stock is automatically convertible into 500 shares of non-voting common stock as soon as such non-voting common
stock exists, subject to certain anti-dilution adjustments. The
Series B-1 Preferred Stock also participates in cash dividends and distributions alongside our voting common stock on an as-
converted basis.
Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated
Exchange Agreement”) with SMBC, which entitles SMBC to
exchange shares of our voting common stock for shares of the
Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The
Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and
Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-
converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company.

40	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations ...........................................................................................	$242,504	$174,676	$470,748	$493,606
Less: Net losses attributable to noncontrolling interests .................................................................	(10,041)	(6,304)	(24,692)	(16,541)
Allocation of earnings to participating securities (1) ........................................................................	(28,559)	(20,785)	(55,528)	(48,501)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share .............................................................................................................................	$223,986	$160,195	$439,912	$461,646
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share .............................................................................................................................	$223,986	$160,195	$439,912	$461,646

Numerator for earnings per common share from discontinued operations:
Net earnings (losses) from discontinued operations, net of taxes .................................................	—	6,363	—	(1,488)
Less: Net losses attributable to noncontrolling interests .................................................................	—	(570)	—	(2,561)
Net earnings (losses) from discontinued operations attributable to common shareholders for basic and diluted earnings per share .......................................................................................	$—	$6,933	$—	$1,073
Net earnings attributable to common shareholders for basic earnings per share .....................	$223,986	$167,128	$439,912	$462,719
Net earnings attributable to common shareholders for diluted earnings per share ..................	$223,986	$167,128	$439,912	$462,719

Denominator for earnings per common share:
Weighted average common shares outstanding ...............................................................................	206,272	206,418	206,191	209,997
Weighted average shares of restricted stock outstanding with future service required .............	(2,224)	(2,305)	(2,259)	(2,346)
Weighted average RSUs outstanding with no future service required ............................................	11,245	10,339	11,045	10,455
Weighted average basic common shares ..........................................................................................	215,293	214,452	214,977	218,106
Stock options and other share-based awards ...................................................................................	4,643	4,189	4,915	3,369
Senior executive compensation plan RSU awards ............................................................................	2,779	3,058	2,647	2,705
Weighted average diluted common shares (2) .................................................................................	222,715	221,699	222,539	224,180

Earnings per common share:
Basic from continuing operations ........................................................................................................	$1.04	$0.75	$2.05	$2.12
Basic from discontinued operations ....................................................................................................	—	0.03	—	—
Basic .........................................................................................................................................................	$1.04	$0.78	$2.05	$2.12
Diluted from continuing operations ......................................................................................................	$1.01	$0.72	$1.98	$2.06
Diluted from discontinued operations ..................................................................................................	—	0.03	—	—
Diluted ......................................................................................................................................................	$1.01	$0.75	$1.98	$2.06
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.
Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million for both the three and nine months ended August 31, 2025, respectively, compared with 26.3 million and 22.9 million for the three and nine months ended August 31, 2024, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at August 31, 2025 and was 13.4% of the weighted average common shares outstanding for both the three and nine months ended August 31, 2025.

August 2025 Form 10-Q	41
Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Nine Months Ended August 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
June 25, 2025	August 18, 2025	August 29, 2025	$0.40

Nine Months Ended August 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
September 29, 2025, the Board of Directors declared a dividend of $0.40 per common share to be paid on November 26, 2025 to common shareholders of record at November 17, 2025.
During the three and nine months ended August 31, 2025, we
paid cash dividends of $11.0 million and $33.1 million, compared to $9.6 million and $22.2 million for the three and nine months ended August 31, 2024, respectively, to the Series B Preferred stockholder. The payment of dividends is subject to the
discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	August 31, 2025	November 30, 2024
Net unrealized losses on available-for-sale securities .......................................................................	$(2,145)	$(2,406)
Net currency translation adjustments and other .....	(134,748)	(173,841)
Net unrealized losses related to instrument- specific credit risk .......................................................	(198,719)	(206,664)
Net minimum pension liability ....................................	(39,315)	(40,220)
Total accumulated other comprehensive loss, net of tax ..............................................................................	$(374,927)	$(423,131)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Net unrealized gains on instrument- specific credit risk at fair value (1) ............	$2,304	$150	$9,962	$2,783
Amortization of defined benefit pension plan actuarial losses (2) ..............................	(124)	(67)	(950)	(247)
Total reclassifications for the period, net of tax .......................................................	$2,180	$83	$9,012	$2,536
(1)The amounts include income tax expense of $0.8 million and $3.4 million for the three and nine months ended August 31, 2025, respectively, compared with income tax expense of $0.1 million and $1.0 million for the three and nine months ended August 31, 2024, respectively, which were reclassified to
Principal transactions revenues.
(2)The amounts include income tax benefit of $0.3 million for nine months ended
August 31, 2025, compared with an income tax benefit of $0.1 million for the nine months ended August 31, 2024, which were reclassified to Compensation and benefits expenses.
Note 18. Income Taxes
At August 31, 2025 and November 30, 2024, our total gross
unrecognized tax benefits were $324.1 million and
$346.4 million, respectively.
At August 31, 2025 and November 30, 2024, we had interest
accrued of $186.8 million and $176.6 million, respectively,
included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $256.1 million and $273.8 million (net of Federal benefit) at August 31, 2025 and November 30, 2024, respectively.
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
resolution occurs.
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2021
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2022
Germany ...................................................................................................	2019
Hong Kong ...............................................................................................	2019
India ...........................................................................................................	2010

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Income tax expense ..............	$89.3	$78.0	$147.0	$207.1
Effective tax rate ....................	26.9%	30.9%	23.8%	29.6%
Note 19. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	2031 and Later	Maximum Payout
Equity commitments (1) .....	$19.5	$26.7	$100.2	$0.1	$151.5	$298.0
Loan commitments (1) .......	1.9	340.5	9.0	3.3	4.3	359.0
Loan purchase commitments (2) .................	2,870.0	—	—	—	—	2,870.0
Forward starting reverse repos (3) ...............................	3,834.4	—	—	—	—	3,834.4
Forward starting repos (3) .	2,312.5	—	—	—	—	2,312.5
Other unfunded commitments (1) .................	70.4	1,397.8	1,217.7	8.9	16.5	2,711.3
Total commitments ............	$9,108.7	$1,765.0	$1,326.9	$12.3	$172.3	$12,385.2
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at August 31, 2025, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.73 billion.
(3)At August 31, 2025, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

42	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
August 31, 2025, our outstanding commitments relating to
Jefferies Capital Partners, LLC and its private equity funds were
$9.8 million.
Additionally, at August 31, 2025, we had other outstanding equity commitments to invest up to $232.1 million with strategic
affiliates and $40.7 million to various other investments.
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2025, we had outstanding loan commitments of $99.4 million to clients and $9.6 million to a strategic affiliate.
Loan commitments outstanding at August 31, 2025 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by
Jefferies Finance.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at
August 31, 2025:

	Expected Maturity Date (Fiscal Years)
$ in millions	2025	2026	2027 and 2028	2029 and 2030	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts— non-credit related .........	$8,100.5	$17,983.3	$18,839.6	$1,615.0	$46,538.4
Total derivative contracts .......	$8,100.5	$17,983.3	$18,839.6	$1,615.0	$46,538.4
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2025, the fair value of derivative contracts meeting the definition of a guarantee is approximately $382.4 million.
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
At August 31, 2025, the aggregate amount of infrastructure
improvement bonds outstanding was $68.2 million.
Standby Letters of Credit. At August 31, 2025, we provided
guarantees to certain counterparties in the form of standby
letters of credit in the amount of $345.6 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.

August 2025 Form 10-Q	43
Notes to Consolidated Financial Statements
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At August 31, 2025, Jefferies LLC’s and JFSI’s net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,204,515	$2,061,318
JFSI - SEC ......................................................................	310,701	290,345
JFSI - CFTC ...................................................................	310,701	283,646
In addition, the equivalent capital requirement for Jefferies
International Limited, on a consolidated basis, is a total capital of
$2.02 billion and an excess capital of $1.15 billion at August 31,
2025.
At August 31, 2025, Jefferies LLC, JFSI and JIL are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2025,
Jefferies LLC had $875.6 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2025,
Jefferies LLC had $437.8 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and
Securities purchased under agreements to resell.

44	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Investment Banking and Capital Markets:
Net revenues	$1,858.7	$1,620.1	$4,728.2	$4,565.8
Non-interest expenses	1,522.4	1,251.6	4,036.6	3,791.0
Earnings from continuing operations before income taxes	336.3	368.5	691.6	774.8
Asset Management:
Net revenues	176.9	59.0	523.2	488.9
Non-interest expenses	193.2	179.3	620.5	586.5
Losses from continuing operations before income taxes	(16.3)	(120.3)	(97.3)	(97.6)
Total of Reportable Business Segments:
Net revenues	2,035.6	1,679.1	5,251.4	5,054.7
Non-interest expenses	1,715.6	1,430.9	4,657.1	4,377.5
Earnings from continuing operations before income taxes	320.0	248.2	594.3	677.2
Reconciliation to consolidated amounts:
Net revenues	11.8	4.5	23.5	23.5
Earnings from continuing operations before income taxes (1)	11.8	4.5	23.5	23.5
Total:
Net revenues	2,047.4	1,683.6	5,274.9	5,078.2
Non-interest expenses	1,715.6	1,430.9	4,657.1	4,377.5
Earnings from continuing operations before income taxes	$331.8	$252.7	$617.8	$700.7
(1)Management does not consider debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans, foreign currency transaction gains or losses or certain other corporate income and expense items in assessing the financial performance of operating businesses. Collectively, these items are included in the reconciliation of reportable business segment amounts to consolidated amounts.

$ in millions	August 31, 2025	November 30, 2024
Investment Banking and Capital Markets .................	$63,722.7	$59,142.9
Asset Management ......................................................	5,597.0	5,217.4
Total assets ..................................................................	$69,319.7	$64,360.3
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2025	2024	2025	2024
Americas (1) ..........................................	$1,448.0	$1,159.3	$3,545.3	$3,612.2
Europe and the Middle East (2) ...........	453.8	404.3	1,312.9	1,106.5
Asia-Pacific ............................................	145.6	120.0	416.7	359.5
Net revenues .........................................	$2,047.4	$1,683.6	$5,274.9	$5,078.2
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

August 2025 Form 10-Q	45
Notes to Consolidated Financial Statements
(Unaudited)
Note 22. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At August 31, 2025 and November 30, 2024, we had $19.7
million and $29.4 million, respectively, of loans, net of
allowance, outstanding to certain of our officers and
employees (none of whom are executive officers or directors)
that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately
$9.2 million and $5.0 million at August 31, 2025 and
November 30, 2024, respectively.
SMBC
We have a strategic alliance with Sumitomo Mitsui Financial
Group, Inc., Sumitomo Mitsui Banking Corporation (“SMBC”) and
SMBC Nikko Securities Inc. (together referred to as “SMBC
Group”) to collaborate on corporate and investment banking
business opportunities as well as equity sales, trading and
research.
On September 19, 2025, we and the SMBC Group announced a
significant expansion of our global strategic alliance. Key
developments include:
•A planned formation of a joint venture in Japan to integrate our
Japanese equities platform with SMBC Group’s domestic
equity research, sales, trading, and equity capital markets
businesses, expected to launch in January 2027;
•Expansion of joint sponsor coverage in EMEA, targeting larger sponsors with our combined investment banking and
corporate banking capabilities;
•SMBC Group’s intent to increase its economic ownership from
14.5% to 20% (on an as-converted and fully diluted basis), while maintaining less than 5% voting interest; and
•SMBC Group’s commitment to provide approximately
$2.5 billion in new credit facilities to us and Jefferies Finance.
These initiatives are designed to deepen the partnership, leverage complementary strengths, and deliver enhanced services to
clients
The following tables summarize balances with SMBC as reported in our Consolidated Statements of Financial Condition and
Consolidated Statements of Earnings. In addition, the synergies and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	August 31, 2025	November 30, 2024
Assets
Cash and cash equivalents .........................................	$352,693	$542,212
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................	28,263	—
Financial instruments owned, at fair value ...............	348	1,539
Securities borrowed .....................................................	1,309	20,403
Securities purchased under agreements to resell ...	380,697	381,568
Receivables:
Brokers, dealers and clearing organizations ........	—	3,012
Fees, interest and other ...........................................	4,548	7,851
Other assets ..................................................................	763	175
Total assets ..................................................................	$768,621	$956,760

Liabilities
Financial instruments sold, not yet purchased, at fair value ...................................................................	$3,882	$1,830
Securities loaned ..........................................................	3,380	187
Securities sold under agreements to repurchase ...	468,072	631,390
Payables:
Brokers, dealers and clearing organizations .......	40,353	18,701
Accrued expenses and other liabilities .....................	11,090	6,767
Long-term debt (1) .......................................................	350,000	—
Total liabilities ..............................................................	$876,777	$658,875
(1)Interest on this credit facility is based on an adjusted SOFR plus a spread. On
September 19, 2025, we entered into an amendment to increase the amount drawable on the credit facility to $700.0 million.

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2025	2024	2025	2024
Revenues
Investment banking ...............	$3,114	$455	$11,912	$455
Principal transactions (1) .....	(13,306)	(38,301)	(14,301)	(38,301)
Commissions and other fees .....................................	754	180	2,155	180
Interest ....................................	7,222	4,116	21,956	4,116
Total revenues .......................	(2,216)	(33,550)	21,722	(33,550)
Interest expense ....................	10,811	2,411	32,527	2,411
Net revenues ..........................	$(13,027)	$(35,961)	$(10,805)	$(35,961)
Non-interest expenses
Business development .........	$11,108	$4,570	$22,913	$4,570
Other expenses ......................	1	—	6	—
Total non-interest expenses ...........................	$11,109	$4,570	$22,919	$4,570
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 11, Investments for further information.

46	Jefferies Financial Group Inc.
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
Consolidated Results of Operations
Overview

	Three Months Ended August 31,
$ in thousands	2025	2024	% Change
Net revenues ....................................................	$2,047,432	$1,683,552	21.6%
Non-interest expenses ....................................	1,715,617	1,430,865	19.9%
Earnings from continuing operations before income taxes ........................................	331,815	252,687	31.3%
Income tax expense from continuing operations ..........................................................	89,311	78,011	14.5%
Net earnings from continuing operations .....	242,504	174,676	38.8%
Net earnings from discontinued operations, net of income taxes .........................................	—	6,363	(100.0)%
Net losses attributable to noncontrolling interests .............................................................	(10,041)	(6,874)	46.1%
Preferred stock dividends ...............................	28,559	20,785	37.4%
Net earnings attributable to common shareholders .....................................................	223,986	167,128	34.0%
Effective tax rate from continuing operations ........................................................	26.9%	30.9%

	Nine Months Ended August 31,
$ in thousands	2025	2024	% Change
Net revenues ....................................................	$5,274,898	$5,078,200	3.9%
Non-interest expenses ....................................	4,657,117	4,377,517	6.4%
Earnings from continuing operations before income taxes ........................................	617,781	700,683	(11.8)%
Income tax expense from continuing operations ..........................................................	147,033	207,077	(29.0)%
Net earnings from continuing operations .....	470,748	493,606	(4.6)%
Net losses from discontinued operations, net of income taxes .........................................	—	(1,488)	(100.0)%
Net losses attributable to noncontrolling interests .............................................................	(24,692)	(19,102)	29.3%
Preferred stock dividends ...............................	55,528	48,501	14.5%
Net earnings attributable to common shareholders .....................................................	439,912	462,719	(4.9)%
Effective tax rate from continuing operations ........................................................	23.8%	29.6%

August 2025 Form 10-Q	47
Executive Summary
Three Months Ended August 31, 2025 Versus August 31, 2024
Consolidated Results
•Net revenues were $2.05 billion, up 21.6% compared to $1.68 billion for the prior year quarter and Earnings from continuing operations before income taxes were $331.8 million, up 31.3%
compared to $252.7 million for the prior year quarter. This is reflective of solid performance in our Investment Banking and
Equities businesses, along with a meaningful improvement in
investment returns generated by our Asset Management
business, partially offset by a decline in the performance of our
Fixed Income business.
•Non-compensation expenses were higher compared to the
prior year quarter largely associated with growth in business activity, particularly in Equities. While non-compensation
expenses were higher for the period, our overall net revenues for the period grew even faster. Non-compensation expenses
as a percentage of Net revenues was therefore 30.9%
compared to 32.2% for the prior year quarter.
Business Results
•Investment banking net revenues from Advisory, Equity
underwriting and Debt underwriting totaling $1.09 billion were up 17.4% compared to $925.6 million for the prior year quarter.
Advisory had its best quarter ever with net revenues up 10.7%, driven by an increase in the average fee per deal earned by us from mergers and acquisitions advisory services. Total
underwriting net revenues were up 29.3% as market conditions for equity and debt underwriting improved. Other investment
banking net revenues were $49.0 million, compared to
$17.9 million for the prior year quarter. Other investment
banking net revenues include the net returns on our
investments in our Jefferies Finance and Berkadia joint
ventures and net gains or losses on investments.
•Equities net revenues were $486.7 million, up 25.7% compared to $387.3 million for the prior year quarter, primarily due to increased global trading volumes, growth in prime brokerage
and corporate derivatives activity and strong results across most of our equities business lines.
•Fixed income net revenues were $236.7 million, down 18.2%
compared to $289.2 million for the prior year quarter as activity levels continued to be slow for the asset classes where we are most active.
•Asset management net revenues were $176.9 million
compared to $59.0 million for the prior year quarter. Asset
management fees and revenues modestly increased driven by
higher management and performance fees realized during the
current quarter. Investment return net revenues meaningfully increased due to improved returns generated across a number
of strategies.
Non-interest Expenses
•Compensation and benefits expenses were $1.08 billion, an
increase of 21.9%, compared to $889.1 million for the prior
year quarter. Compensation and benefits expense as a
percentage of Net revenues was essentially flat compared to
the prior year quarter percentage.
•Non-compensation expenses were $632.1 million, 16.7% higher compared to $541.8 million for the prior year quarter and
versus a 21.6% increase in net revenues. Non-compensation
expenses were higher primarily due to increased brokerage and clearing fees associated with increased global equities trading volumes, and increased technology and communication and
business development expenses.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Consolidated Results
•Net revenues were $5.27 billion, up 3.9% compared to $5.08
billion for the prior year period. Following a subdued first-half of 2025 largely due to uncertainty surrounding U.S. policy and geopolitical tensions, market activity began to accelerate in
June and demand for our services strengthened and we
continued to sustain growth in our market position.
•Despite the increase in net revenues, Earnings from continuing operations before income taxes declined 11.8% to
$617.8 million, compared to $700.7 million for the prior year period. This decrease was largely attributable to higher non-
compensation expenses as our revenues were driven more
heavily by our Equities business, which has higher
transactional costs. Operating margins have improved in
August and are expected to improve further as fixed income
market activity normalizes.
Business Results
•Investment banking net revenues from Advisory, Equity
underwriting and Debt underwriting totaling $2.60 billion were up 10.9% compared to $2.34 billion for the prior year period.
Advisory net revenues were up 24.4% driven by market share
gains and an increase in mergers and acquisitions activity
levels across most sectors. Total underwriting net revenues
were down 3.6% as stronger results in debt underwriting were offset by lower equity underwriting activity, consistent with the overall industry slowdown in the first-half of 2025 associated with the uncertainty related to U.S. policy and geopolitical events. Other investment banking net revenues were $4.8
million, compared to net revenues of $116.7 million for the
prior year period. Other investment banking net revenues
include the net returns on our investments in our Jefferies
Finance and Berkadia joint ventures and net gains or losses on investments, and the prior year period includes Foursight
operating revenues as well as the gain on the sale of Foursight in April 2024.
•Equities net revenues were $1.42 billion, up 20.3% compared to
$1.18 billion for the prior year period, attributable to market share gains and increased global trading volumes driving
stronger results across most of our equities business lines.
•Fixed income net revenues were $703.8 million, down 24.0%
compared to $925.8 million for the prior year period, as lower global activity levels and volatility in credit spreads for the first-
half of 2025 meaningfully impacted the overall trading
environment.
•Asset management net revenues were $523.2 million
compared to $488.9 million for the prior year period. Asset
management fees and revenues increased primarily driven by
higher performance fees realized during the current year.
Investment return net revenues were modestly higher.
Non-interest Expenses
•Compensation and benefits expenses were $2.78 billion, an
increase of 3.8%, compared to $2.68 billion for the prior year period consistent with the increase in net revenues.
Compensation and benefits expense as a percentage of Net
revenues was 52.7%, flat with the prior year period.
•Non-compensation expenses were $1.88 billion, compared to
$1.70 billion for the prior year period. The increase in non-

48	Jefferies Financial Group Inc.
compensation expenses was primarily due to increased
brokerage and clearing fees associated with increased global equities trading volumes, and increased business development and technology and communication expenses. The current
year also includes approximately $17.0 million in charitable donations, including $9.6 million to support Los Angeles
wildfire relief efforts, as well as a $5.7 million land donation by
HomeFed, and a write-down on certain assets held for sale.
Other expenses for the prior year period include bad debt
expenses of $26.2 million largely related to the shutdown of
Weiss Multi-Strategy Advisers (“Weiss”). In addition, non-
compensation expenses for the prior year period include
Foursight activity up through its sale in April 2024. Non-
compensation expenses as a percentage of Net revenues was
35.6% compared to 33.5% for the prior year period.
Headcount
•At August 31, 2025, we had 7,866 employees globally across
all of our consolidated subsidiaries within our Investment
Banking and Capital Markets and Asset Management
reportable segments, an increase of 242 employees from our
headcount of 7,624 at August 31, 2024. Included within our
global headcount are 1,861 employees at August 31, 2025 and
1,907 employees at August 31, 2024 of our Stratos, Tessellis,
HomeFed and M Science subsidiaries.
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
and are, therefore, not reported as part of our business segment results.

	Three Months Ended August 31,
	2025		2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ............................	$655,578	32.0%	$592,462	35.2%	10.7%
Equity underwriting ..........	181,205	8.9	150,096	8.9	20.7
Debt underwriting .............	249,525	12.2	183,078	10.9	36.3
Other investment banking ........................	49,017	2.4	17,930	1.1	173.4
Total Investment Banking ........................	1,135,325	55.5	943,566	56.1	20.3
Equities ..............................	486,695	23.8	387,342	23.0	25.6
Fixed income .....................	236,687	11.6	289,183	17.2	(18.2)
Total Capital Markets ......	723,382	35.4	676,525	40.2	6.9
Total Investment Banking and Capital Markets (1) ..................	1,858,707	90.9	1,620,091	96.3	14.7
Asset management fees and revenues ..............	15,916	0.8	13,261	0.8	20.0
Investment return .............	68,026	3.3	(40,135)	(2.4)	N/M
Allocated net interest (2) .	(18,550)	(0.9)	(16,016)	(1.0)	15.8
Other investments, inclusive of net interest .........................	111,490	5.4	101,902	6.1	9.4
Total Asset Management ...............	176,882	8.6	59,012	3.5	199.7
Other ...................................	11,843	0.5	4,449	0.2	166.2
Net revenues .....................	$2,047,432	100.0%	$1,683,552	100.0%	21.6%

	Nine Months Ended August 31,
	2025		2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ...............................	$1,511,218	28.6%	$1,214,927	23.9%	24.4%
Equity underwriting .............	432,091	8.2	608,586	12.0	(29.0)
Debt underwriting ................	654,250	12.4	517,771	10.2	26.4
Other investment banking ..	4,765	0.1	116,679	2.3	(95.9)
Total Investment Banking .	2,602,324	49.3	2,457,963	48.4	5.9
Equities .................................	1,421,997	27.0	1,182,025	23.3	20.3
Fixed income ........................	703,824	13.3	925,838	18.2	(24.0)
Total Capital Markets .........	2,125,821	40.3	2,107,863	41.5	0.9
Total Investment Banking and Capital Markets (1) ....................................	4,728,145	89.6	4,565,826	89.9	3.6
Asset management fees and revenues .................	125,312	2.4	89,736	1.8	39.6
Investment return ................	112,796	2.1	110,447	2.2	2.1
Allocated net interest (2) ....	(54,915)	(1.0)	(47,031)	(0.9)	16.8
Other investments, inclusive of net interest	340,025	6.4	335,767	6.6	1.3
Total Asset Management ..	523,218	9.9	488,919	9.7	7.0
Other ......................................	23,535	0.5	23,455	0.4	0.3
Net revenues ........................	$5,274,898	100.0%	$5,078,200	100.0%	3.9%
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
Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

August 2025 Form 10-Q	49
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
•certain revenue-sharing agreements with SMBC primarily
associated with investment banking transactions.

	Deals Completed
	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Advisory transactions ........	104	103	280	255
Public and private equity and convertible offerings ...........................	52	50	132	172
Public and private debt financings ........................	384	324	865	791

	Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,
$ in billions	2025	2024	2025	2024
Advisory transactions ..........	$128.9	$107.7	$327.9	$238.5
Public and private equity and convertible offerings	25.8	14.8	69.8	59.2
Public and private debt financings ..........................	154.2	133.3	401.7	401.3
Three Months Ended August 31, 2025 Versus August 31, 2024
Investment banking net revenues were $1.14 billion, up 20.3%
compared to $943.6 million for the prior year quarter.
Advisory net revenues of $655.6 million reflect our best quarter ever and were up 10.7% compared to $592.5 million for the
strong prior year quarter, driven by increased deal values in mergers and acquisitions across most sectors.
Total underwriting net revenues were $430.7 million, up 29.3%
from $333.2 million for the prior year quarter, as market
conditions for equity and debt underwriting improved.
Other investment banking net revenues were $49.0 million,
compared to net revenues of $17.9 million for the prior year quarter and include mark-to-market net gains on certain
investment positions. Performance from our strategic Berkadia joint venture increased while performance from our strategic
Jefferies Finance joint venture remained flat from the prior year quarter.
Our investment banking backlog remains strong, although the
extent and timing of its realization is always subject to change.
Backlog snapshots are subject to limitations as the time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control.
Transactions not included in the estimate may occur, and
expected transactions may be modified or cancelled.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Investment banking net revenues were $2.60 billion, up 5.9%
compared to $2.46 billion for the prior year period.
Advisory net revenues were $1.51 billion, up 24.4% compared to
$1.21 billion for the prior year period, driven by an increase in the average fee per deal earned by us from mergers and acquisitions advisory services.
Total underwriting net revenues were $1.09 billion, down 3.6%
compared to $1.13 billion for the prior year period. Solid net revenues in Debt underwriting were driven by an increase in
mergers and acquisition activity across most sectors and
collateralized loan origination activity. Equity underwriting net revenues declined due to reduced transaction activity across most sectors, reflecting a broader industry slowdown driven by volatile equity market conditions in the first-half of 2025 as activity was significantly muted during this period. However, by
June, market conditions began to strengthen and transaction
volumes accelerated as economic and market clarity improved.
Other investment banking net revenues were $4.8 million,
compared to net revenues of $116.7 million for the prior year period. A significant portion of the decrease is attributable to the prior year’s inclusion of Foursight operating revenues as well as the gain on the sale of Foursight in April 2024. The current year also includes mark-to-market net losses on certain investment positions compared to mark-to-market net gains in the prior year period. Additionally, performance from our strategic Berkadia joint venture increased while performance from our strategic
Jefferies Finance joint venture was lower than the prior year period.
Equities Net Revenues
Equities is composed of net revenues from:
•services provided to our clients from which we earn
commissions or spread revenue by executing, settling and
clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage
services offered to clients, including capital introductions and outsourced trading;
•corporate equity derivative transactions; and
•wealth management services.

50	Jefferies Financial Group Inc.
Three Months Ended August 31, 2025 Versus August 31, 2024
Equities net revenues were $486.7 million, up 25.7% from
$387.3 million for the prior year quarter, as increased global volumes and prime brokerage activity drove stronger results, particularly within our U.S. and Europe equity cash business. Our equity options, corporate derivatives and global electronic trading businesses also produced strong results.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Equities net revenues were $1.42 billion, up 20.3% compared to
$1.18 billion for the prior year period, as market share gains drove stronger results in our global electronic trading, Europe and
Asia equity cash, equity options, prime services, and corporate derivatives businesses. These increases were partially offset by lower revenues from our U.S. equity cash business.
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
Three Months Ended August 31, 2025 Versus August 31, 2024
Fixed income net revenues were $236.7 million, down 18.2%
compared to $289.2 million for the prior year quarter as a result of a challenging market in the current quarter as tight credit conditions continued to slow activity levels for the products and services where we are most active, impacting the overall trading environment and several of our businesses, including emerging markets, leveraged loan trading and distressed.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Fixed income net revenues were $703.8 million, down 24.0%
compared to $925.8 million for the prior year period due to lower global activity levels and volatility in credit spreads for the first-
half of 2025 meaningfully impacting the overall trading
environment and several of our businesses, including distressed trading, emerging markets, municipals and rates.
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
generated from investment returns in a calendar year are
recognized in our following fiscal year.

	Three Months Ended August 31,
$ in thousands	2025	2024	% Change
Asset management fees and other ..	$8,235	$7,189	14.6%
Revenue from strategic affiliates (1)	7,681	6,072	26.5%
Total asset management fees and revenues ..........................................	15,916	13,261	20.0%
Investment return ................................	68,026	(40,135)	N/M
Allocated net interest ..........................	(18,550)	(16,016)	15.8%
Other investments ...............................	111,490	101,902	9.4%
Total Asset Management ..................	$176,882	$59,012	199.7%

	Nine Months Ended August 31,
$ in thousands	2025	2024	% Change
Asset management fees and other ..	$61,538	$43,540	41.3%
Revenue from strategic affiliates (1)	63,774	46,196	38.1%
Total asset management fees and revenues ..........................................	125,312	89,736	39.6%
Investment return ................................	112,796	110,447	2.1%
Allocated net interest ..........................	(54,915)	(47,031)	16.8%
Other investments ...............................	340,025	335,767	1.3%
Total Asset Management ..................	$523,218	$488,919	7.0%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended August 31, 2025 Versus August 31, 2024
Asset management fees and revenues were $15.9 million, up
20.0% compared to $13.3 million for the prior year quarter,
reflecting higher management and performance fees on funds
managed by us and through our strategic affiliates.
Investment return was $68.0 million, compared to $(40.1) million for the prior year quarter due to improved returns generated across a number of fund strategies, particularly those with a long equity bias.
Other investments net revenues were $111.5 million, up 9.4%
compared to $101.9 million in the prior year quarter, primarily driven by unrealized gains on certain investment positions.

August 2025 Form 10-Q	51
Nine Months Ended August 31, 2025 Versus August 31, 2024
Asset management fees and revenues were $125.3 million, up
39.6% compared to $89.7 million for the prior year period,
reflecting higher performance fees on funds managed by us and through our strategic affiliates.
Investment return was $112.8 million, up 2.1% compared to
$110.4 million for the prior year period, as investment
outperformance across multiple fund strategies was partially offset by losses in several other strategies during the current year.
Other investments net revenues were $340.0 million and
remained relatively flat compared to $335.8 million for the prior year period.
Assets Under Management
Aggregate net asset values or net asset value equivalent assets under management:

$ in millions	August 31, 2025	November 30, 2024
Net asset values of seed investments .................	$1,923	$1,761
Net asset values of financed investments ..........	1,025	1,174
Net asset values of investments (1) .....................	2,948	2,935
Assets under management by affiliated asset managers with revenue sharing arrangements (2) ................................................	25,262	22,515
Third-party and other investments actively managed by our wholly-owned managers (3)	2,671	2,596
Total aggregate net asset values or net asset value equivalent assets under management .	$30,881	$28,046
(1)Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
(2)Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management business. November 30, 2024 includes an adjustment of
$3.02 billion.
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
we have strategic relationships and participate in the revenues or profits of the affiliated manager.
Investments by type of asset manager:

$ in thousands	August 31, 2025	November 30, 2024
Jefferies Financial Group Inc.; as manager:
Fund investments (1) ...................................................	$183,556	$199,248
Separately managed accounts (2) ............................	224,663	177,998
Total ...............................................................................	$408,219	$377,246
Strategic affiliates; as manager:
Fund investments (1) ...................................................	$1,189,355	$944,940
Separately managed accounts (2) ............................	325,837	439,043
Investments in asset managers .................................	168,124	81,403
Total ...............................................................................	$1,683,316	$1,465,386
Total asset management investments ...................	$2,091,535	$1,842,632
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At
August 31, 2025 and November 30, 2024 $12.4 million and $11.3 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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
businesses.
Non-interest Expenses

	Three Months Ended August 31,
$ in thousands	2025	2024	% Change
Compensation and benefits ...........	$1,083,510	$889,098	21.9%
Brokerage and clearing fees ..........	121,164	101,119	19.8
Underwriting costs ..........................	20,332	14,017	45.1
Technology and communications	157,171	136,953	14.8
Occupancy and equipment rental .	32,908	30,078	9.4
Business development ...................	78,999	68,152	15.9
Professional services .....................	73,329	64,630	13.5
Depreciation and amortization ......	53,230	45,977	15.8
Cost of sales ....................................	34,430	37,400	(7.9)
Other ..................................................	60,544	43,441	39.4
Total non-interest expenses .........	$1,715,617	$1,430,865	19.9%

	Nine Months Ended August 31,
$ in thousands	2025	2024	% Change
Compensation and benefits ...........	$2,779,476	$2,677,962	3.8%
Brokerage and clearing fees ..........	360,345	321,325	12.1
Underwriting costs ..........................	52,703	51,053	3.2
Technology and communications	442,844	409,703	8.1
Occupancy and equipment rental .	93,818	87,558	7.1
Business development ...................	231,360	194,433	19.0
Professional services .....................	223,563	217,967	2.6
Depreciation and amortization ......	136,471	139,125	(1.9)
Cost of sales ....................................	118,959	109,533	8.6
Other ..................................................	217,578	168,858	28.9
Total non-interest expenses .........	$4,657,117	$4,377,517	6.4%

52	Jefferies Financial Group Inc.
Total Non-interest Expenses
Three Months Ended August 31, 2025 Versus August 31, 2024
Non-interest expenses were $1.72 billion, an increase of 19.9%, compared to $1.43 billion for the prior year quarter, primarily due to an increase in compensation and benefits expenses
attributable to higher net revenues.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Non-interest expenses were $4.66 billion, an increase of 6.4%, compared to $4.38 billion for the prior year period.
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
Compensation and benefits expense for the current quarter and current year was $1.08 billion and $2.78 billion, respectively, compared to $889.1 million and $2.68 billion for the prior year quarter and prior year period, respectively. A significant portion of our compensation expense is highly variable with net revenues.
Compensation and benefits expense as a percentage of Net
revenues was 52.9% and 52.7% for the current quarter and
current year, respectively, compared to 52.8% and 52.7% for the prior year quarter and prior year period, respectively.
Compensation expense related to the amortization of share- and cash-based awards amounted to $140.3 million and $440.7
million for the current quarter and current year, respectively, compared to $117.1 million and $363.7 million for the prior year quarter and prior year period, respectively.
At August 31, 2025, we had 7,866 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments, an increase of 242 employees from our headcount of
7,624 at November 30, 2024. Included within our global
headcount are 1,861 employees at August 31, 2025 and 1,907
employees at November 30, 2024 of our Stratos, Tessellis,
HomeFed, and M Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended August 31, 2025 Versus August 31, 2024
Non-compensation expenses as a percentage of Net revenues
was 30.9% compared to 32.2% for the current quarter and prior year quarter, respectively, and was impacted by the following:
•Technology and communication were higher by $20.2 million
related to the continued development of various trading and
management systems as well as higher data related costs.
•Brokerage and clearing fees were higher by $20.0 million
primarily due to increased global equities trading volumes.
•Business development was higher by $10.8 million due to
increased deal related costs.
•Other expenses were higher by $17.1 million, including
$8.1 million related to litigation reserves.
Nine Months Ended August 31, 2025 Versus August 31, 2024
Non-compensation expenses as a percentage of Net revenues
was 35.6% compared to 33.5% for the current year and the prior year period, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $39.0 million
primarily due to increased global equities trading volumes.
•Business development was higher by $36.9 million due to
increased deal related costs and increased expenses related to business travel, conferences and other events.
•Technology and communication were higher by $33.1 million
related to the continued development of various trading and
management systems as well as higher data related costs.
•Other expenses were higher by $48.7 million and the current year period includes approximately $17.0 million in charitable donations, including $9.6 million to support Los Angeles
wildfire relief efforts, as well as a $5.7 million land donation from HomeFed. Other expenses also include a write-down on
certain assets held for sale. Other expenses for the prior year period include bad debt expenses of $26.2 million largely
related to the shutdown of Weiss. In addition, the prior year period includes activity from Foursight, which was sold in April
2024.
Income Taxes
Three Months Ended August 31, 2025 Versus August 31, 2024
The provision for income taxes on continuing operations was
$89.3 million and $78.0 million for the three months ended
August 31, 2025 and 2024, respectively, representing an effective tax rate of 26.9% and 30.9%, respectively. The lower rate was primarily driven by the resolution of certain state and local tax matters.
Nine Months Ended August 31, 2025 Versus August 31, 2024
The provision for income taxes on continuing operations was
$147.0 million and $207.1 million for the nine months ended
August 31, 2025 and 2024, respectively, representing an effective tax rate of 23.8%, and 29.6%, respectively. The lower rate was primarily driven by the resolution of certain state and local tax matters.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was
signed into law. The OBBBA permanently extends and modifies
certain domestic and international provisions from the 2017 Tax
Cuts and Jobs Act and phases out certain provisions from the
2022 Inflation Reduction Act. Certain domestic provisions will have retroactive effects beginning in 2025, while the international provisions will generally be effective for years beginning after
December 31, 2025. The OBBBA is not expected to materially
impact our fiscal 2025 results.

August 2025 Form 10-Q	53
Recent Business Developments
On September 19, 2025, we and the SMBC Group announced a
significant expansion of our Japanese strategic alliance originally established in 2021. Key developments include:
•A planned formation of a joint venture in Japan to integrate our global equities platform with SMBC Group’s domestic equity
research, sales, trading, and equity capital markets businesses, expected to launch in January 2027;
•Expansion of joint sponsor coverage in EMEA, targeting larger sponsors with our combined investment banking and
corporate banking capabilities;
•SMBC Group’s intent to increase its economic ownership from
14.5% to up to 20% (on an as-converted and fully diluted basis), while maintaining less than 5% voting interest; and
•SMBC Group’s commitment to provide approximately $2.5
billion in new credit facilities to us and Jefferies Finance.
These initiatives are designed to deepen the partnership, leverage complementary strengths, and deliver enhanced services to
clients.
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
Income Taxes
Significant judgment is required in estimating our provision for income taxes. In determining the provision for income taxes, we must make judgments and interpretations about how to apply
inherently complex tax laws to numerous transactions and

54	Jefferies Financial Group Inc.
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
Goodwill
At August 31, 2025, goodwill of $1.84 billion represents 2.7% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our
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
to arrive at the estimate fair value of each reporting unit on a controlling basis.
Carrying values of goodwill by reporting unit:

$ in millions	August 31, 2025	November 30, 2024
Investment banking ..........................................................	$702.9	$700.7
Equities and wealth management ..................................	256.2	255.4
Fixed income .....................................................................	578.7	576.9
Asset management ..........................................................	143.0	143.0
Other investments ............................................................	159.6	151.9
Total ....................................................................................	$1,840.4	$1,827.9

August 2025 Form 10-Q	55
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
In keeping with our strategy of returning excess liquidity to shareholders, during the nine months ended August 31, 2025, we returned an aggregate of $339.2 million to shareholders primarily in the form of $280.6 million in cash dividends and the
repurchases of 734,957 common shares for a total of $58.5
million at a weighted average price of $79.58 per share in
connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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
significant portion of our financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses.

$ in millions	August 31, 2025	November 30, 2024	% Change
Total assets ...........................................	$69,319.7	$64,360.3	7.7%
Cash and cash equivalents ..................	11,458.5	12,153.4	(5.7)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ....................................	1,111.6	1,132.6	(1.9)
Financial instruments owned ..............	26,117.1	24,138.3	8.2
Financial instruments sold, not yet purchased .........................................	12,356.9	11,007.3	12.3
Total Level 3 assets ..............................	802.9	734.2	9.4
Securities borrowed ..............................	$8,175.1	$7,213.4	13.3%
Securities purchased under agreements to resell ........................	7,917.5	6,179.7	28.1
Total securities borrowed and securities purchased under agreements to resell .......................	$16,092.6	$13,393.1	20.2%
Securities loaned ...................................	$2,498.0	$2,540.9	(1.7)%
Securities sold under agreements to repurchase ........................................	12,090.6	12,337.9	(2.0)
Total securities loaned and securities sold under agreements to repurchase ...................................	$14,588.6	$14,878.8	(2.0)%
Total assets at August 31, 2025 and November 30, 2024 were
$69.32 billion and $64.36 billion, respectively, an increase of
7.7%. During the three and nine months ended August 31, 2025, average total assets were higher by 13.5% and 13.0%,
respectively, than total assets at August 31, 2025.
Our total Financial instruments owned inventory was $26.12
billion and $24.14 billion at August 31, 2025 and November 30,
2024, respectively. During the nine months ended August 31,
2025, our total Financial instruments owned increased primarily due to increases in corporate equity securities, loans at fair value and derivative contracts, partially offset by a decrease in
mortgage and asset backed securities. Financial instruments
sold, not yet purchased inventory was $12.36 billion at August 31,
2025, an increase of 12.3% from $11.01 billion at November 30,
2024, with the increase primarily driven by increases in sovereign obligations, derivative contracts and corporate equity securities, partially offset by a decrease in U.S. government and agency securities. Our overall net inventory position was $13.76 billion and $13.13 billion at August 31, 2025 and November 30, 2024, respectively, with the increase primarily due to increases in loans at fair value, U.S. government and agency securities, and
derivative contracts, partially offset by reductions in mortgage and asset backed securities and corporate equity securities.
Level 3 assets:

$ in millions	August 31, 2025	Percent	November 30, 2024	Percent
Investment Banking ............	$129.7	16.2%	$146.7	20.0%
Equities and Fixed Income .	404.2	50.3	312.2	42.5
Asset Management (1) .......	229.4	28.6	256.2	34.9
Other ......................................	39.6	4.9	19.1	2.6
Total ......................................	$802.9	100.0%	$734.2	100.0%
(1)At August 31, 2025 and November 30, 2024, $194.4 million and $218.3 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock

56	Jefferies Financial Group Inc.
borrows during three and nine months ended August 31, 2025
was 30.6% and 27.0% higher, respectively, than the balance at
August 31, 2025. Our average month end balance of total repos and stock loans during three and nine months ended August 31,
2025 was 31.9% and 35.2% higher, respectively, than the balance at August 31, 2025.
Select information related to repurchase agreements:

$ in millions	Nine Months Ended August 31, 2025	Year Ended November 30, 2024
Securities Purchased Under Agreements to Resell:
Period end ...........................................................	$7,917	$6,180
Month end average ............................................	10,426	8,910
Maximum month end ........................................	14,927	10,978
Securities Sold Under Agreements to Repurchase:
Period end ...........................................................	$12,091	$12,338
Month end average ............................................	16,699	15,197
Maximum month end ........................................	19,785	20,971
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
consider the fluctuations intraperiod to be typical for the
repurchase market.
Leverage Ratios:

$ in millions	August 31, 2025	November 30, 2024
Total assets ..................................................................	$69,320	$64,360
Total equity ...................................................................	$10,501	$10,225
Total shareholders’ equity ..........................................	$10,439	$10,157
Deduct: Goodwill and intangible assets, net ............	(2,053)	(2,054)
Tangible shareholders’ equity ...................................	$8,386	$8,103
Leverage ratio (1) .........................................................	6.6	6.3
Tangible gross leverage ratio (2) ...............................	8.0	7.7
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $22.51 billion at August 31, 2025 exceeded our cash capital requirements.
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
instability.
•Severely challenged market environment with material declines in equity markets and widening of credit spreads.

August 2025 Form 10-Q	57
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
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2025, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic
conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	August 31, 2025	Average Balance Quarter Ended August 31, 2025 (1)	November 30, 2024
Cash and cash equivalents:
Cash in banks .............................................	$3,587,781	$4,948,501	$3,925,535
Money market investments (2) ...............	7,870,691	5,892,255	8,227,879
Total cash and cash equivalents ............	11,458,472	10,840,756	12,153,414
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,925,337	1,854,917	1,287,564
Other (4) ......................................................	780,180	812,470	573,042
Total other sources ...................................	2,705,517	2,667,387	1,860,606
Total cash and cash equivalents and other liquidity sources .......................	$14,163,989	$13,508,143	$14,014,020
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	20.4%		21.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	21.1%		22.5%
(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2025 and November 30, 2024, $7.85 billion and $8.21 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S.
government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at
August 31, 2025 and November 30, 2024 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2025 was $5.88 billion.
(3)Consists of high-quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, United Kingdom, Canada, Australia,
Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral composed of these securities.

58	Jefferies Financial Group Inc.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At August 31, 2025, we had the ability to readily obtain repurchase financing for 71.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	August 31, 2025		November 30, 2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)
Corporate equity securities .............	$5,622,725	$965,125	$5,280,920	$781,490
Corporate debt securities .............	5,418,081	252,094	5,179,229	339,500
U.S. government, agency and municipal securities .............	3,929,278	165,432	4,061,773	75,911
Other sovereign obligations ..........	1,656,706	1,744,260	1,361,762	1,044,630
Agency mortgage- backed securities (2) .......	2,008,389	—	2,695,282	—
Loans and other receivables ..........	129,589	—	978	—
Total ...........................	$18,764,768	$3,126,911	$18,579,944	$2,241,531
(1)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan but have not been.
(2)Consists solely of agency mortgage-backed securities issued by the Federal
Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial
instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and
intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase
agreements (collectively “repos”), respectively. During the nine months ended August 31, 2025, an average of approximately
55.4% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend
securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another
individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo
participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and
reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted
average maturity of cash and noncash repurchase agreements
for non-clearing corporation eligible funded inventory is
approximately eight months at August 31, 2025.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At August 31, 2025, short-term borrowings, which must be repaid within one year or less include bank loans,
overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $1.32 billion and
$1.13 billion for the three and nine months ended August 31,
2025, respectively.
At August 31, 2025 and November 30, 2024, our borrowings
under bank loans in Short-term borrowings were $525.6 million and $414.5 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2025, we were in compliance with all covenants under these credit
facilities.

August 2025 Form 10-Q	59
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provide an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other
secured financings. At August 31, 2025, the outstanding notes totaled $2.49 billion, bear interest at a spread over the Secured
Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate
(“ESTER”) and mature from September 2025 to October 2028.
Total Long-Term Capital
At August 31, 2025 and November 30, 2024, we had total long-
term capital of $22.51 billion and $21.66 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.14:1 and
1.12:1, respectively.

$ in thousands	August 31, 2025	November 30, 2024
Unsecured Long-Term Debt (1) ..................................	$12,008,375	$11,430,610
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,500,910	10,224,987
Total Long-Term Capital ............................................	$22,509,691	$21,656,003
(1)The amounts at August 31, 2025 and November 30, 2024 exclude our secured long-term debt. The amount at November 30, 2024 excludes $8.5 million of our 5.500% Callable Note as the note matured on February 22, 2025,
$5.4 million of our 6.000% Callable Note as the note matured on June 16,
2025, $6.2 million of our 4.500% Callable Note as the note matured on July 22,
2025, and $500.0 million of our 5.100% Callable Note as the note matures on
September 15, 2025. The amount at August 31, 2025 excludes $449.7 million and $876.3 million of our Callable Notes as the notes mature on March 16,
2026 and April 16, 2026, respectively, and $45.6 million of our Floating Senior
Notes as the note matures on June 19, 2026. The amounts at August 31, 2025 and November 30, 2024 also exclude $147.5 million and $157.6 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the nine months ended August 31, 2025, long-term debt increased by $2.48 billion to $16.01 billion at August 31, 2025, as presented in our Consolidated Statements of Financial Condition.
This increase is primarily due to proceeds of $350.0 million from the drawdown of an unsecured credit facility, $1.00 billion from the issuances of unsecured senior notes, $527.2 million from net issuances of structured notes, $1.01 billion from increased
subsidiaries’ borrowings, and $326.4 million from currency
losses on foreign currency borrowings. These increases were
partially offset by repayments of $775.4 million on our unsecured senior notes.
At August 31, 2025, our unsecured long-term debt has a weighted average maturity of approximately 7.2 years.
At August 31, 2025 and November 30, 2024, our borrowings
under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to
$1.20 billion and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At August 31, 2025, we
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2025, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below
investment grade was $288.3 million. For certain foreign clearing organizations, credit rating is only one of several factors
employed in determining collateral that could be called. The above represents management’s best estimate for additional
collateral to be called in the event of a credit rating downgrade.
The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.
On September 19, 2025, the SMBC Group announced its
commitment to provide approximately $2.5 billion in new credit facilities.
Equity Capital
Common Stock
At August 31, 2025 and November 30, 2024, we had 565,000,000
authorized shares of voting common stock with a par value of
$1.00 per share and had 206,280,296 and 205,504,272 common
shares outstanding, respectively. At August 31, 2025, we had
14,213,680 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share.

60	Jefferies Financial Group Inc.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during the nine months ended August 31,
2025. Treasury stock repurchases during the nine months ended
August 31, 2025 represent repurchases of common stock for net-
share tax withholding under our equity compensation plan.
Dividends

Nine Months Ended August 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
June 25, 2025	August 18, 2025	August 29, 2025	$0.40
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
September 29, 2025, the Board of Directors declared a dividend of $0.40 per common share to be paid on November 26, 2025 to common shareholders of record at November 17, 2025.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November
30, 2024, SMBC had cumulatively exchanged approximately 27.6 million shares of voting common stock for 55,125 shares of
Series B Preferred Stock. Following this exchange, SMBC
increased its ownership of our common stock on an as-converted basis and fully-diluted, as-converted basis. As a result, the CEO of
Sumitomo Mitsui Financial Group, Inc. was elected and now
serves on our Board of Directors. On September 19, 2024, SMBC
purchased 9.2 million shares of our common stock. At August 31,
2025, SMBC owns approximately 15.7% of our common stock on
an as-converted basis and 14.5% on a fully-diluted, as-converted basis. Refer to Note 22, Related Party Transactions for further information regarding transactions with SMBC.
On September 19, 2025, our Board of Directors established Series
B-1 Non-Voting Convertible Preferred Shares with a par value of
$1.00 per share (“Series B-1 Preferred Stock”) and designated
17,500 shares as Series B-1 Preferred Stock. The Series B-1
Preferred Stock has a liquidation preference of $500 per share and ranks senior to our voting common stock and equal to the
Series B Preferred Stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B-1
Preferred Stock is automatically convertible into 500 shares of non-voting common stock as soon as such non-voting common
stock exists, subject to certain anti-dilution adjustments. The
Series B-1 Preferred Stock also participates in cash dividends and distributions alongside our voting common stock on an as-
converted basis.
Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated
Exchange Agreement”) with SMBC, which entitles SMBC to
exchange shares of our voting common stock for shares of the
Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The
Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and
Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-
converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company.
During the three and nine months ended August 31, 2025, we
paid cash dividends of $11.0 million and $33.1 million,
respectively, compared to $9.6 million and $22.2 million for the three and nine months ended August 31, 2024, respectively, to the Series B Preferred stockholder.
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
Derivatives Dealer (“OTCDD”) subject to the SEC’s SBS dealer regulatory rules and the SEC’s net capital requirements pursuant to Rule 18a-1. JFSI is also registered as a swap dealer with the

August 2025 Form 10-Q	61
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
(“IFPR”) under the FCA’s MIFIDPRU sourcebook.
At August 31, 2025, Jefferies LLC’s and JFSI’s net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,204,515	$2,061,318
JFSI - SEC ......................................................................	310,701	290,345
JFSI - CFTC ...................................................................	310,701	283,646
In addition, the equivalent capital requirements for Jefferies
International Limited, on a consolidated basis, is a total capital of
$2.02 billion and an excess capital of $1.15 billion at August 31,
2025.
At August 31, 2025, Jefferies LLC, JFSI and JIL are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2025,
Jefferies LLC had $875.6 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2025,
Jefferies LLC had $437.8 million in cash and qualified U.S.
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
In October 2023, Hamas attacked Israel, leading to a multifront military conflict in the Middle East that has most recently
involved actions by Iran, Israel and the United States. Our
investments and assets in our growing business in the Persian
Gulf, Saudi Arabia and Israel, as well as the global
macroeconomic climate, could be negatively affected by
consequences from this geopolitical and military conflict in the region. We continue to closely monitor the status of global
sanctions, restrictions and other impacts arising from the
conflict.
Throughout 2025, the United States introduced actions to
increase import tariffs at various rates, including on certain products imported from almost all countries. Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been
followed by announcements of limited exemptions and
temporary pauses, and wholly new arrangements with key trading partners of the United States. These actions have led to
increased economic uncertainty, and could negatively impact
global supply chains and trade flow. The potential impact of tariffs on corporate earnings remains uncertain. We continue to closely monitor the impact of these matters on our business.
On September 29, 2025, First Brands Group, LLC and certain of its affiliates (“First Brands”) filed voluntary petitions for Chapter 11 bankruptcy protection. First Brands is an aftermarket auto parts manufacturer that sells its products to major auto-parts retailers
(the “Obligors”). Point Bonita Capital, a division of Leucadia Asset
Management (“LAM”), manages on behalf of third-party
institutional and other investors an approximately $3 billion portfolio of trade-finance assets, which is supported by total invested equity of $1.9 billion, of which $113 million, or 5.9%, is owned by LAM. Since 2019, the portfolio has included accounts receivables purchased from First Brands and arising from the sale of First Brands’ products to Obligors. The purchase of
receivables in this fashion is called factoring, and the Point
Bonita portfolio has approximately $715 million invested in
receivables that are almost entirely due from Walmart, Autozone,
NAPA, O’Reilly Auto Parts, and Advanced Auto Parts, with First
Brands, as the servicer, responsible for directing the Obligors’
payments to Point Bonita. For almost six years until September
15, 2025, Point Bonita always had been paid by the Obligors on time and in full. On September 15, 2025, First Brands stopped directing timely transfers of funds from the Obligors on Point
Bonita’s behalf. In its bankruptcy filings, First Brands indicated
that its special advisors were investigating whether receivables had been turned over to third-party factors upon receipt and whether receivables may have been factored more than once. We have not yet received any information regarding the results of that investigation. We are in communication with First Brands’
advisors and are working diligently to determine what the impact on Point Bonita might be.
Separately, Apex Credit Partners LLC (“Apex”), a wholly owned subsidiary of Jefferies Finance, 50%-owned by us, manages on behalf of third-party institutional and other investors certain CLOs that invest in broadly syndicated loans with approximately $4.2 billion in assets under management. 12 CLOs and 1 CLO
warehouse managed by Apex own approximately $48 million in
the aggregate of First Brands’ term loans, which is approximately
1% of the CLO assets managed by Apex. Apex owns between 5%

62	Jefferies Financial Group Inc.
and 9.9% of the equity tranche of each of its managed CLOs plus a portion of the other senior tranches in an amount to comply with applicable securitization risk-retention rules.
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
investments in funds. Given our involvement in a broad set of financial products and markets, market risk exposures are
diversified and economic hedges are established as appropriate.

August 2025 Form 10-Q	63
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
and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.

	VaR at August 31, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended August 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .....................................	$4.91	$5.98	$7.80	$3.91
Equity Prices ................................	9.55	9.51	11.37	7.22
Currency Rates ............................	1.66	1.71	2.24	1.24
Commodity Prices ......................	0.72	0.34	0.78	0.14
Diversification Effect (1) ............	(6.27)	(7.09)	N/A	N/A
Firmwide VaR (2) ........................	$10.57	$10.45	$12.24	$8.51

	VaR at May 31, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads ..................................	$6.51	$6.47	$9.31	$3.36
Equity Prices ............................	10.27	9.71	13.93	7.14
Currency Rates ........................	1.56	2.01	2.61	1.42
Commodity Prices ...................	0.44	0.35	0.71	0.17
Diversification Effect (1) ........	(7.10)	(6.65)	N/A	N/A
Firmwide VaR (2) ....................	$11.68	$11.89	$15.39	$8.96
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at August 31, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended August 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .....................................	$4.82	$5.94	$7.74	$3.84
Equity Prices ................................	4.41	4.15	6.15	3.06
Currency Rates ............................	1.18	1.12	1.18	1.03
Commodity Prices ......................	0.08	0.05	0.18	—
Diversification Effect (1) ............	(4.00)	(4.59)	N/A	N/A
Capital Markets VaR (2) ............	$6.49	$6.67	$9.81	$5.22

	VaR at May 31, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads ..................................	$6.22	$6.19	$9.10	$1.05
Equity Prices ............................	4.40	3.99	5.81	2.85
Currency Rates ........................	1.05	1.16	1.50	0.64
Commodity Prices ...................	0.10	0.08	0.25	—
Diversification Effect (1) ........	(4.63)	(3.10)	N/A	N/A
Capital Markets VaR (2) .........	$7.14	$8.32	$13.08	$6.13
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
Our average daily firmwide VaR decreased to $10.45 million for the three months ended August 31, 2025 from $11.89 million for the three months ended May 31, 2025, primarily driven by a higher diversification effect and decreases in exposures to movements in interest rates, credit spreads and currency rates. The average daily capital markets VaR decreased to $6.67 million for the three months ended August 31, 2025, from $8.32 million for the three months ended May 31, 2025, primarily driven by a higher diversification effect and decreases in exposures to movements in interest rates and credit spreads.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2025, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first, second and third quarters of 2025 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There were 3 days with firmwide trading losses out of a total of 63 trading days during the three months ended August 31, 2025. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

August 2025 Form 10-Q	65
Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2025:

$ in thousands	10% Sensitivity
Investment in funds and other (1) ..........................................................................................................................................................................	$195,416
Private investments ..................................................................................................................................................................................................	68,185
Corporate debt securities in default .......................................................................................................................................................................	21,450
Trade claims ...	2,423
(1)Primarily includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $2.0 million at August 31, 2025, which is included in other comprehensive income.
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
average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings ...............................	$139,461	$543,532	$614,806	$1,381,296	$304,880	$6,158,171	$9,142,146	$9,171,145
Weighted-Average Interest Rate .............................	1.29%	5.12%	5.24%	5.33%	5.46%	5.60%
Variable Interest Rate Borrowings ..........................	$23,266	$576,797	$1,290,503	$22,413	$117,464	$1,382,103	$3,412,546	$3,331,198
Weighted-Average Interest Rate .............................	5.60%	6.65%	6.56%	5.94%	5.52%	6.17%
Borrowings with Foreign Currency Exposure ........	$55,018	$926,423	$638,515	$584,950	$588,998	$1,032,087	$3,825,991	$3,718,122
Weighted-Average Interest Rate .............................	5.24%	6.30%	3.02%	3.37%	6.47%	6.28%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

66	Jefferies Financial Group Inc.
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
Current counterparty credit exposures at August 31, 2025 and
November 30, 2024 are summarized in the tables below and
provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by
counterparty and master agreement. Collateral taken into
consideration includes both collateral received as cash as well as collateral received in the form of securities or other
arrangements. Current exposure is the loss that would be
incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example,
corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

August 2025 Form 10-Q	67

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024
AAA Range	$—	$—	$7.3	$12.0	$—	$—	$7.3	$12.0	$7,870.7	$8,227.9	$7,878.0	$8,239.9
AA Range	85.3	80.0	253.6	190.3	2.1	5.6	341.0	275.9	15.0	63.8	356.0	339.7
A Range	1.1	0.2	1,203.1	1,145.1	416.2	415.0	1,620.4	1,560.3	3,462.5	3,691.8	5,082.9	5,252.1
BBB Range	250.0	253.5	86.7	31.2	62.7	40.0	399.4	324.7	110.3	169.4	509.7	494.1
BB or Lower	15.8	37.2	32.5	31.2	173.3	78.7	221.6	147.1	—	0.5	221.6	147.6
Unrated	223.9	322.6	—	—	5.7	5.3	229.6	327.9	—	—	229.6	327.9
Total	$576.1	$693.5	$1,583.2	$1,409.8	$660.0	$544.6	$2,819.3	$2,647.9	$11,458.5	$12,153.4	$14,277.8	$14,801.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024
Asia-Pacific/Latin America/Other	$15.8	$15.8	$192.2	$130.4	$0.5	$0.2	$208.5	$146.4	$652.7	$520.3	$861.2	$666.7
Europe and the Middle East	1.1	0.2	488.5	523.2	108.7	88.7	598.3	612.1	63.2	70.8	661.5	682.9
North America	559.2	677.5	902.5	756.2	550.8	455.7	2,012.5	1,889.4	10,742.6	11,562.3	12,755.1	13,451.7
Total	$576.1	$693.5	$1,583.2	$1,409.8	$660.0	$544.6	$2,819.3	$2,647.9	$11,458.5	$12,153.4	$14,277.8	$14,801.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024	August 31, 2025	November 30, 2024
Asset Managers	$—	$6.4	$—	$0.8	$—	$—	$—	$7.2	$7,870.7	$8,227.9	$7,870.7	$8,235.1
Banks, Broker-Dealers	251.3	253.7	893.2	849.0	435.8	466.6	1,580.3	1,569.3	3,587.8	3,925.5	5,168.1	5,494.8
Corporates	145.0	187.1	—	—	163.6	69.5	308.6	256.6	—	—	308.6	256.6
As Agent Banks	—	—	572.5	474.8	—	—	572.5	474.8	—	—	572.5	474.8
Other	179.8	246.3	117.5	85.2	60.6	8.5	357.9	340.0	—	—	357.9	340.0
Total	$576.1	$693.5	$1,583.2	$1,409.8	$660.0	$544.6	$2,819.3	$2,647.9	$11,458.5	$12,153.4	$14,277.8	$14,801.3

68	Jefferies Financial Group Inc.
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
following tables reflect our top exposures at August 31, 2025 and November 30, 2024 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	August 31, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$192.8	$(175.9)	$48.3	$—	$62.1	$371.7	$—	$499.0	$499.0
United Kingdom	1,602.6	(916.5)	(317.6)	1.0	62.3	50.8	4.5	482.6	487.1
Hong Kong	63.6	(69.5)	(4.7)	—	21.4	—	296.3	10.8	307.1
Japan	2,856.3	(2,821.7)	14.7	—	93.3	—	83.4	142.6	226.0
France	585.3	(600.1)	21.2	0.1	178.6	0.3	—	185.4	185.4
India	16.3	(20.6)	4.1	—	—	—	175.7	(0.2)	175.5
South Korea	796.7	(679.0)	(1.0)	—	9.7	0.1	—	126.5	126.5
Netherlands	535.0	(520.5)	102.2	—	8.5	—	0.6	125.2	125.8
Sweden	205.0	(106.4)	10.2	—	—	—	10.5	108.8	119.3
Spain	443.8	(328.0)	(70.3)	—	72.2	—	1.1	117.7	118.8
Total	$7,297.4	$(6,238.2)	$(192.9)	$1.1	$508.1	$422.9	$572.1	$1,798.4	$2,370.5

	November 30, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$259.2	$(280.1)	$109.7	$—	$46.6	$360.1	$59.3	$495.5	$554.8
United Kingdom	1,332.5	(680.8)	(364.3)	0.1	95.8	76.5	37.9	459.8	497.7
France	592.2	(495.0)	7.7	0.1	184.9	1.6	—	291.5	291.5
Hong Kong	73.5	(36.5)	(6.0)	—	2.4	—	250.0	33.4	283.4
Spain	403.1	(263.6)	(6.0)	—	63.1	1.2	0.5	197.8	198.3
Netherlands	484.1	(450.4)	125.4	—	5.7	1.7	0.1	166.5	166.6
Japan	2,146.0	(2,093.5)	0.4	—	63.2	—	37.4	116.1	153.5
Australia	523.8	(426.8)	(16.8)	—	26.5	—	44.6	106.7	151.3
India	27.4	(29.7)	—	—	—	—	142.9	(2.3)	140.6
Italy	1,070.9	(569.3)	(402.9)	—	0.4	—	1.1	99.1	100.2
Total	$6,912.7	$(5,325.7)	$(552.8)	$0.2	$488.6	$441.1	$573.8	$1,964.1	$2,537.9
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
guidance and oversight of the operational risk processes are centralized and consistent firmwide and, additionally, subject to regional and legal entity operational risk governance, as required.

August 2025 Form 10-Q	69
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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2025.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of August 31, 2025 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported
within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
No change in our internal control over financial reporting
occurred during the quarter ended August 31, 2025 that has
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
In July 2024, we commenced litigation against the former
portfolio manager of 3ǀ5ǀ2 Capital ABS Master Fund LP (the
“Fund”) and a variety of individuals and entities (collectively, the
“defendants”), alleging that the defendants engaged in a
longstanding Ponzi scheme resulting in the misappropriation of approximately $106 million from investors in the Fund and in certain related accounts, including a separately managed
account held by the Company. In June 2025, we commenced
litigation against First Fed Bank alleging that it participated in and aided and abetted the Ponzi scheme. To date, the Company has recognized a loss of $17.2 million. We anticipate that this
litigation, which will not be resolved in the near term, will result in the recovery of some or all of our losses but cannot, with any reliable accuracy, estimate how much we will be able to recover, or the outcome of this litigation, which may lead to additional proceedings.
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
(a) We did not have any unregistered sales of equity securities during the three months ended August 31, 2025.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended
August 31, 2025:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2025 to June 30, 2025 ...........................	—	$—	—	$250,000
July 1, 2025 to July 31, 2025 ............................	13,313	$55.82	—	$250,000
August 1, 2025 to August 31, 2025 .......................	3,042	$57.63	—	$250,000
Total...........................................	16,355	$56.16	—
(1)An aggregate 16,355 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the
Company’s securities that were intended to satisfy the
affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Amendment of the Certificate of Incorporation
relating to the Series B-1 Preferred Stock is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on
Form 8-K filed on September 19, 2025.*

10.1
Amended and Restated Exchange Agreement, dated as of
September 19, 2025, by and between Jefferies Financial
Group Inc., a New York corporation, and Sumitomo Mitsui
Banking Corporation, a joint stock company incorporated in
Japan, is incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on September
19, 2025.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

August 2025 Form 10-Q	71
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: October 9, 2025