Form 10-K
period 2025-11-30
Jefferies Financial Group Inc.
filed 2026-01-28
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5721

Jefferies Financial Group Inc.
(Exact name of registrant as specified in its charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares, par value $1 per share	JEF	New York Stock Exchange
4.850% Senior Notes Due 2027	JEF 27A	New York Stock Exchange
5.875% Senior Notes Due 2028	JEF 28	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF 32A	New York Stock Exchange
6.200% Senior Notes Due 2034	JEF 34	New York Stock Exchange
5.500% Senior Notes Due 2036	JEF 36	New York Stock Exchange
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing
reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any
of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2025 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $8,180,207,998.
On January 15, 2026, the registrant had outstanding 206,691,275 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2026
Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
Jefferies Financial Group, Inc.
Index to Annual Report on Form 10-K
November 30, 2025

PART I.	Page
Item 1. Business ...	1
Item 1A. Risk Factors ...	6
Item 1B. Unresolved Staff Comments .......................................................................................................................................................................................	14
Item 1C. Cybersecurity ...	14
Item 2. Properties ...	15
Item 3. Legal Proceedings ...	15
Item 4. Mine Safety Disclosures .................................................................................................................................................................................................	15

PART II. FINANCIAL INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities .........................................	15
Item 6. [Reserved] ...	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................	16
Consolidated Results of Operations ..................................................................................................................................................................................	17
Executive Summary ...	17
Revenues by Source ...	17
Non-interest Expenses ......................................................................................................................................................................................................	20
Accounting Developments ..................................................................................................................................................................................................	21
Critical Accounting Estimates .............................................................................................................................................................................................	21
Liquidity, Financial Condition and Capital Resources .....................................................................................................................................................	23
Risk Management ...	31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................................................................................................................	39
Item 8. Financial Statements and Supplementary Data .........................................................................................................................................................	40
Index to Consolidated Financial Statements ....................................................................................................................................................................	40
Management’s Report on Internal Control Over Financial Reporting ............................................................................................................................	41
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34) .......................................................................................................	42
Consolidated Statements of Financial Condition ............................................................................................................................................................	45
Consolidated Statements of Earnings ...............................................................................................................................................................................	46
Consolidated Statements of Comprehensive Income ....................................................................................................................................................	47
Consolidated Statements of Changes in Equity ...............................................................................................................................................................	48
Consolidated Statements of Cash Flows ..........................................................................................................................................................................	49
Notes to Consolidated Financial Statements ...................................................................................................................................................................	51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................................................	105
Item 9A. Controls and Procedures .............................................................................................................................................................................................	105
Item 9B. Other Information ...	105
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. ..............................................................................................................	105

PART III. OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance ......................................................................................................................................	105
Item 11. Executive Compensation ..............................................................................................................................................................................................	105
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .......................................................	105
Item 13. Certain Relationships and Related Transactions, and Director Independence ..................................................................................................	105
Item 14. Principal Accountant Fees and Services ...................................................................................................................................................................	105

PART IV. EXHIBITS AND SIGNATURES
Item 15. Exhibits and Financial Statement Schedules ............................................................................................................................................................	105
Item 16. Form 10-K Summary .....................................................................................................................................................................................................	106
Signatures ...	107

1	Jefferies Financial Group Inc.
PART I
Item 1. Business
Introduction
Jefferies Financial Group Inc. (“Jefferies,” “we,” “us” or “our”) is a
U.S.-headquartered global investment banking and capital
markets firm. Our largest subsidiary, Jefferies LLC, a U.S. broker-
dealer, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, a U.K.
broker-dealer, was established in the U.K. in 1986. Our strategy focuses on driving momentum in our investment banking
business, bringing value to clients and executing in our capital markets sales and trading businesses and growing our credit and alternative asset management platforms. We are always client focused first and committed to integration and collaboration across our businesses.
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
•Culture and Community Committee Charter
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
•Asset Management provides alternative investment
management services to investors globally through our directly owned managers and through our affiliated asset managers.
We often seed or provide additional strategic capital in the strategies offered by our affiliated asset managers in addition to investing for our own account. Our Asset Management
business also holds investments in public securities and
private companies, along with investments in several
consolidated subsidiaries whose operations consist of, among other businesses, real estate development, online foreign
exchange trading and telecommunications. These investments
and holdings include the remainder of our legacy merchant
banking portfolio as well as other investments.
Our Businesses
Investment Banking and Capital Markets
Jefferies is one of the world’s leading full-service investment banking and capital markets firms. Our Investment Banking and
Capital Markets segment focuses on Investment Banking,
Equities and Fixed Income. We primarily serve public companies, private companies, and their sponsors and owners, institutional investors and government entities. Our services are enhanced by our relentless client focus, our differentiated insights, deep product and sector expertise and a flat and nimble operating structure leading to exceptional execution.
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
Industrials; Municipal Finance; Real Estate, Gaming and Lodging;
and Technology, Media and Telecom. Our product groups include advisory (which includes mergers and acquisitions, debt advisory and restructuring and private capital advisory services), equity underwriting and debt underwriting. Our teams are based in
major cities across the United States and other locations in the
Americas, in London and additional cities across Europe and the
Middle East, and in key markets in Asia and in Australia. We have continually invested in our investment banking business over several decades, consistently expanding our professional talent base and increasing our presence globally.

November 2025 Form 10-K	2
Advisory Services
We provide mergers and acquisition, debt advisory and
restructuring and private capital advisory services to companies, financial sponsors and government entities. In the mergers and acquisitions area, we advise business owners, private equity firms and public and private corporations on mergers, sales, acquisitions, leveraged buyouts, joint ventures, activist defense, spin-offs, and divestitures. In the debt advisory and restructuring area, we provide companies, bondholders, creditors and lenders a full range of both in-court and out-of-court advisory capabilities to help our clients enhance their financial position by obtaining the best available capital and by implementing complex restructuring transactions. As part of our private capital advisory business, we offer a range of liquidity and fundraising solutions to sponsors and limited partners, and advise on both primary and secondary capital raising. We also advise large institutional investors on the sale of existing private equity limited partnership and co-
investment interests.
Equity Underwriting
We provide a broad range of equity financing capabilities and equity capital solutions to businesses and their owners. These capabilities include initial public offerings, follow-on offerings, rights issues, block trades, accelerated book builds, equity-linked products and corporate derivative solutions.
Debt Underwriting
We provide a wide range of debt capital raising and acquisition financing capabilities to businesses, financial sponsors and government entities. We help clients raise capital, carry out refinancings, issue bonds, and access alternative and structured finance solutions that optimize terms and minimize risk. These offerings include both public and private debt, such as
investment grade debt, high yield bonds, leveraged loans,
municipal debt, emerging market debt, global structured notes, preferred stock and mortgage-backed and other asset-backed
debt.
Other Investment Banking Activities
Jefferies Finance, our 50/50 joint venture with Massachusetts
Mutual Life Insurance Company, structures, underwrites and
syndicates primarily senior secured loans to corporate borrowers;
and manages proprietary and third-party investments composed of both broadly syndicated and direct lending loans. Jefferies
Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Asset Management.
In connection with its Leveraged Finance business, loans are originated primarily through our investment banking efforts and
Jefferies Finance typically syndicates through us to third-party investors substantially all of its arranged volume. The Asset
Management business, referred to as Jefferies Credit Partners, is a multi-strategy credit platform that manages proprietary and third-party capital invested across commingled funds, funds-of-
one, separately managed accounts, business development
companies and collateralized loan obligations. Broadly
syndicated loan investments are sourced through transactions arranged by Jefferies Finance and third-party arrangers and
managed through its subsidiary, Apex Credit Partners LLC. Direct lending investments are primarily sourced through Jefferies.
Jefferies Finance and its subsidiaries that are involved in
investment management are registered investment advisers with the SEC.
Berkadia Commercial Mortgage Holding LLC is our commercial
real estate finance and investment sales joint venture with
Berkshire Hathaway, Inc. Berkadia originates commercial and
multifamily real estate loans that are sold to U.S. government agencies or other investors with Berkadia generally retaining the mortgage servicing rights. Berkadia also provides advisory
services in connection with sales of multifamily assets. Berkadia is also a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for
U.S. government agency programs and financial services
companies.
Strategic Alliance with SMBC Group
In July 2021, we entered into a strategic alliance with Sumitomo
Mitsui Financial Group, Inc. (“SMFG”), Sumitomo Mitsui Banking
Corporation (“SMBC”) and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”) to collaborate on corporate and investment banking business opportunities. This relationship has continued to expand, providing us with enhanced client
capabilities and supporting continued growth in our global
investment banking and capital markets business. Under our
alliance, we jointly pursue certain investment banking, capital markets and financing opportunities and have expanded our
alliance beyond the United States to Europe and the Middle East,
Canada, Asia and Australia.
In September 2025, we announced that we have entered into a
Memorandum of Understanding with SMBC Group to establish a
joint venture in Japan to conduct together the principal aspects of our wholesale Japanese equity research, sales and trading and equity capital markets business, which we anticipate will begin in
January 2027. Additionally, our strategic alliance is expanding joint coverage of larger sponsors and implement joint origination, underwriting and execution for syndicated loans in Europe and the Middle East.
At November 30, 2025, SMBC owns 15.7% of our common stock
on an as-converted basis and 14.3% on a fully-diluted, as-
converted, basis and the CEO of SMFG serves on our Board of
Directors. In September 2025, we agreed to allow SMBC Group to increase its economic ownership to 20% (on as as-converted and fully diluted basis), while maintaining less than 5% voting interest.
Equities
Equities Research, Capital Markets
We provide our clients leading advisory, distribution and solution-
based execution capabilities through equities research and sales and trading across the global equities markets. These services are delivered with key capabilities in cash equities, electronic trading, equity derivatives, convertibles, prime services and corporate access. We deliver high touch services and act as
agent, principal or market maker to provide clients with execution quality in varying liquidity situations—providing clients with bespoke insights and execution informed by our sector expertise.
Our equities electronic trading business provides our clients with local expertise and innovative electronic trading solutions, including customizable algorithms. We offer a full-service
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
Prime Services
Our Prime Services business provides a full-service offering that includes financing, business consulting and capital introduction services, a robust technology platform, outsourced trading
solutions for both start-up and existing managers, strategic content and thought leadership. Our prime brokerage services in the U.S. provide hedge funds, money managers and registered
investment advisors with execution, financing, clearing, financing, swaps, outsourced trading and reporting and administrative
services. Through our outsourced trading offering we provide a global trading solution to all types of asset managers to enhance their trading infrastructure and execution needs. Our platform is fully self-clearing and provides global access to markets across the world. We earn an interest spread equal to the difference between the amount financed for clients and the amount we pay for funds. We also borrow and lend securities versus cash or liquid collateral and earn a net interest spread.
Wealth Management
We provide tailored wealth management services designed to
meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions.
Fixed Income
We provide clients unique fixed income insights and leading
global execution capabilities, working collaboratively across markets to provide best-in-class trade execution. Jefferies’
facilitates client activity by making markets in a wide range of fixed income securities, loans and derivative instruments to a large and diversified group of clients including financial
institutions and corporates. We offer clients real-time actionable insights and high and low touch execution as well as a range of financing solutions tailored to our clients’ needs.
Our global capabilities across sales, trading and capital markets cover credit products including loans, high yield and distressed debt securities, investment grade securities, municipal securities and structured finance transactions. Our emerging markets sales and trading team actively participates in sovereign and corporate fixed income markets in Latin America, Eastern Europe, the
Middle East, Africa and Asia. Our global structured solutions business provides customized products in interest rates and
foreign exchange to investors as well as providing interest rate and foreign currency hedging solutions to corporates. Our
securitized markets group structures, trades and provides
warehousing solutions for collateralized loan obligations (CLOs)
and asset-backed securities covering prime and non-conforming residential mortgage-backed securities, U.S. agency residential mortgage-backed securities and consumer loans as well as other non-traditional collateral.
We provide execution, distribution, structuring and expertise in the government and agency bond markets. Jefferies is
designated as a Primary Dealer for U.S. government securities and is designated in similar capacities for several European countries. Additionally, through the use of repurchase
agreements, we act as an intermediary between borrowers and
lenders of short-term funds and obtain funding for various of our inventory positions. Our strategists and economists provide
ongoing commentary and analysis of the global fixed income
markets and provide ideas and analysis to clients across our breadth of fixed income products.
Alternative Asset Management
We manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment
strategies and asset classes.
We offer institutional clients an innovative range of investment strategies through directly owned and affiliated managers and offer investors opportunities to invest alongside us. Our products are offered to pension funds, insurance companies, sovereign wealth funds, endowments and other institutional investors
globally. The investment products range from multi-manager
products to niche equity long/short strategies to credit strategies, among other strategies. We offer our affiliated asset managers access to stable long-term capital, robust operational
infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest.
Other Investments
Our legacy merchant banking portfolio includes Stratos Group
International, LLC (“Stratos”), provider of online foreign exchange trading services; Tessellis S.p.A. (“Tessellis”), a
telecommunications company publicly listed on the Italian stock exchange; HomeFed LLC (“HomeFed”), (real estate); investments in certain public equity securities; and other investments in private and public companies and asset management funds.
Human Capital
Our people make up the fabric of our firm, which is comprised of diverse and innovative teams. We are focused on the durability, health, and long-term growth and development of our business, as well as our long-term contribution to our shareholders, clients, employees, communities in which we live and work, and society as a whole. Instrumental to all of this is our culture.
We have employees located throughout the world. As of
November 30, 2025, we had 7,787 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments. Our workforce is distributed across our regions of the
Americas with 50%, Europe and the Middle East with 36%, and
Asia-Pacific with 14%. We employ 5,990 within our Investment
Banking advisory and underwriting businesses, Fixed Income and
Equity Capital Markets businesses, and Alternative Asset
Management business. In addition, 1,797 individuals are
employees of our Stratos, Tessellis, HomeFed and M Science
subsidiaries.

November 2025 Form 10-K	4
Talent and Recruiting
In order to compete effectively and continue to provide best-in-
class service to our clients, we must attract and retain highly talented professionals. Our core workforce is predominately
composed of employees in roles within investment banking,
sales, trading, research and other revenue producing and
supporting roles for those businesses. We believe that our
culture, our effort to maintain a meritocracy in terms of
opportunity and compensation, and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
We value continued training and development for all employees.
We seek to equip our people at all stages in their careers with the tools necessary to become thoughtful and effective
professionals. We offer customized, year-long training
curriculums across all divisions and title levels globally, focused on enhancing skillsets, professional development and
management best practices. Our programs comprise both
internal leaders and best-in-class external experts facilitating our trainings. We also offer mentoring initiatives, including our firmwide Cross-Divisional Mentoring Program, Career Advisory
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
Culture and Community
The foundation of our culture is our approach to building
community and fostering engagement, which is summed up in
our Corporate Social Responsibility Principle: Respect People. We
believe that innovation and thought leadership thrive when
individuals feel connected, valued and empowered. We have
implemented a number of policies and measures focused on
non-discrimination, sexual harassment prevention, health and safety and training and education. We have strong internal
partnerships engaging eight global Employee Resource Groups
(ERGs) that support a collaborative workplace. Our ERG Council, co-sponsored by Rich Handler, our CEO, and Brian Friedman, our
President, gives our Employee Resource Groups a platform to
come together and discuss best practices, as well as collaborate on firmwide initiatives.
We have also made a commitment to building a culture that
provides opportunities for all employees regardless of our
differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients. Our strategy focuses on fostering inclusive leadership, building inclusive teams, developing our leaders, fostering
community and belonging and client and community
engagement.
Our Board has a Culture and Community Committee, which,
among other things, oversees the sustainability matters arising from our business and includes oversight over the Company’s
efforts to build upon our culture. The Culture and Community
Committee demonstrates our and the Board’s ongoing
commitment to fostering a culture of engagement and of
supporting communities in which we operate.
We encourage you to review our Culture and Community Report
(located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our
website, including the Culture and Community Report or sections thereof, is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating to our ability to attract, develop and retain highly skilled and productive
employees, refer to “Part 1. Item 1A. Risk Factors.”
Employee Benefits
Our benefits are designed to attract, support and retain
employees by providing employees and their spouses, partners and families with health and wellness programs (medical, dental, vision and behavioral), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family-oriented benefits (parental leaves and childcare assistance). We also provide all our employees with benefits to support inclusive fertility health and family-forming benefits, including coaching for individuals going out and
returning from primary caregivers leave globally. We have
continued to broaden our inclusive benefits offering by adding menopause support as well. We also endeavor to provide
location specific health club, transportation and employee
discounts.
Giving Back to Community
The firm is committed to giving back to our communities. In
2025, we donated approximately $19.0 million to organizations across a number of Jefferies-supported charitable initiatives.
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
the Commodity Futures Trading Commission (“CFTC”) is the
federal agency responsible for the administration of laws relating to commodity interests. In addition, we are subject to regulation

5	Jefferies Financial Group Inc.
by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and
the National Futures Association (“NFA”) and our municipal
securities activities are subject to regulation by the Municipal
Securities Rulemaking Board (“MSRB”). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or
investment advisory activities and to regulation by the securities exchanges and execution facilities of which we are a member.
The SEC, FINRA, CFTC, NFA and state securities regulators
conduct periodic examinations of broker-dealers, investment
advisors, futures commission merchants (“FCMs”), swap dealers, security-based swap dealers (“SBS dealers”) and over the counter derivatives dealer (“OTCDD”). The designated examining
authority for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization (“DSRO”) for
Jefferies LLC’s non-clearing FCM activities is the NFA. As it pertains to Jefferies Financial Services Inc. (“JFSI”), the
designated examining authority for its activities as an SEC
registered SBS dealer and OTCDD is the SEC and the DSRO for its activities as a swap dealer registered with the CFTC is the NFA.
SEC, FINRA, MSRB, SRO and state securities regulations cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and
safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees. Registered investment advisors are subject to,
among other requirements, SEC regulations concerning
marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, FINRA,
CFTC, NFA and other SROs of which the broker-dealer is a
member, and state securities regulators, or changes in the
interpretation or enforcement of existing laws or rules may
directly affect our operations and profitability. The SEC, CFTC,
FINRA, NFA, state securities regulators and state attorneys
general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies
LLC, JFSI, and its affiliated entities, including affiliated investment advisors, as well as its and their officers and
employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations
(including proposed expansions), membership expulsions, or
revocations of licenses and registrations).
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
Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the
SEC or CFTC minimum financial requirements. The SEC’s
Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”) specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-
regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain
circumstances. Jefferies LLC has elected to compute its
minimum net capital requirement in accordance with the
“Alternative Net Capital Requirement” as permitted by the Net
Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related
receivables) or $250,000 ($1.5 million for prime brokers, as applicable to Jefferies LLC).
Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities and
financing customers’ prime brokerage or other margin activities that could require the use of significant amounts of capital or limit its ability to engage in certain financing transaction.
Compliance may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/
clearing broker-dealer, FINRA could impose higher minimum net capital requirements than required by the SEC and could restrict
Jefferies LLC from expanding business or to reduce its business activities. As a non-clearing FCM, Jefferies LLC is also required to maintain minimum adjusted net capital of $1.0 million under
CFTC rules.
As a registered broker dealer that clears and carries customer accounts and proprietary accounts of brokers or dealers
(commonly referred to as “PAB”), Jefferies LLC is subject to the customer and PAB reserve provisions under SEC Rule 15c3-3 and is required to compute a separate reserve formula requirements for customer and PAB accounts and deposit cash or qualified
securities into separate special reserve bank account for the exclusive benefit of customers and PAB.

November 2025 Form 10-K	6
Jefferies LLC is also subject to the Securities Investor Protection
Act and is required by federal law to be a member of the
Securities Investors Protection Corporation (“SIPC”). The SIPC
oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances.
JFSI as an SBS dealer, and OTCDD and swap dealer registered
with the CFTC is required to comply with the SEC and CFTC
capital rules for SBS dealers and swap dealers, respectively.
Further, as an OTCDD, JFSI is subject to compliance with the
SEC’s net capital requirements. As an SEC registered OTCDD and security-based swap dealer, JFSI is subject to rules regarding capital, segregation and margin requirements. The CFTC and
NFA have also adopted similar swap dealer capital rules. Under the rules there are minimum capital requirements for an entity that acts as a dealer in SBS or swaps, of $100 million in tentative net capital and the greater of $20 million or 2% of a risk margin amount (that the SEC could, in the future, increase up to 4% or
8%) of a risk margin amount in net capital. The risk margin
amount for the SEC means the sum of (i) the total initial margin required to be maintained by the SEC-registered SBS dealer at each clearinghouse with respect to SBS or swap transactions
cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC-registered SBS dealer with respect to non-cleared SBS and swaps under the SEC rules. The risk
margin amount for the CFTC means the total initial margin
amount calculated by the CFTC-registered swap dealer with
respect to non-cleared SBS and swaps under the CFTC rules.
For additional information refer to Item 1A. Risk Factors -
“Legislation and regulation may significantly affect our business.”
Jefferies Financial Group Inc. is not subject to any regulatory capital rules.
Refer to Net Capital within Item 7. Management’s Discussion and
Analysis and Note 21, Regulatory Requirements in this Annual
Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment
banking services in Europe and the Middle East and Asia-Pacific.
Jefferies International Limited, which is the principal operating subsidiary of Jefferies in the U.K., maintains regulatory capital aligned with the two key regulatory pillars. Pillar 1 is its own funds requirement which represents the highest of the
permanent minimum capital requirement, fixed overheads
requirement and k-factor requirements set out in the Investment
Firms Prudential Regime under the Financial Conduct Authority’s
(“FCA”) MIFIDPRU sourcebook, while Pillar 2 pertains to the
International Capital Adequacy and Risk Assessment process
whereby Jefferies International Limited ensures that it maintains capital in excess of minimum regulatory capital requirements under both normal and stressed conditions. Our international subsidiaries are subject to extensive regulations proposed,
promulgated and enforced by, among other regulatory bodies, the
European Commission and European Supervisory Authorities
(including the European Banking Authority and European
Securities and Market Authority), the U.K. Financial Conduct
Authority, the German Federal Financial Supervisory Authority, the
Canadian Investment Regulatory Organization, the Swiss
Financial Market Supervisory Authority, the Dubai Financial
Services Authority, the Hong Kong Securities and Futures
Commission, the Japan Financial Services Agency, the Monetary
Authority of Singapore, the Australian Securities and Investments
Commission and the Securities and Exchange Board of India.
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
relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

7	Jefferies Financial Group Inc.
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
From time to time, we may invest in securities that are illiquid or subject to restrictions.
From time to time, we may invest in securities that are subject to restrictions which prohibit us from selling the securities for a period of time. Such agreements may limit our ability to generate liquidity quickly through the disposition of the underlying
investment while the agreement is effective.
Economic Environment Risks
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other
widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. For instance, the spread of illnesses or pandemics has, and could in the future, cause illness, quarantines, various shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain
interruptions and overall economic and financial market
instability. In addition, geopolitical and military conflict and war between Russia and Ukraine and Hamas and Israel have and
could continue to result in instability and adversely affect the global economy or specific markets, which could continue to
have an adverse impact or cause volatility in the financial
services industry generally or on our results of operations and financial conditions. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other
countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. While we do not have any operations in Russia or any clients with significant
Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia, the specific consequences of the conflict in Ukraine on our
business is difficult to predict at this time. Likewise, our investments and assets in our growing Israeli business could be negatively affected by consequences from the geopolitical and military conflict in the region. In addition to inflationary pressures affecting our operations, we may also experience an increase in cyberattacks against us and our third-party service providers from Russia, Hamas or their allies.
Climate change concerns and incidents or other natural disasters could disrupt our businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.

November 2025 Form 10-K	8
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
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, the level and volatility of interest rates, the availability and market conditions of financing, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, energy prices, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the
United States and the European Union, foreign trade restrictions, ongoing concern about Asia’s economies, global supply
disruptions, complications involving terrorism and armed
conflicts around the world (including the conflict between Russia and Ukraine, and Hamas and Israel, or other challenges to global trade or travel, such as those that occur due to a pandemic).
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
•Unfavorable conditions or changes in general political,
economic or market conditions could reduce the number and
size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory, underwriting or placement fees, are directly related to the number and size of the
transactions in which we participate and could therefore be
adversely affected by unfavorable financial, economic or
political conditions. In particular, the increasing trend toward sovereign protectionism and de-globalization has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions, tariffs or other trade restrictions, governmental closures and no-
confidence votes, domestic and international strife, and
general market upheaval in response to such events, all of
which could negatively impact our business;
•Adverse changes in the securities markets could lead to a
reduction in revenues from asset management fees and losses
on our own capital invested in managed funds. Even in the
absence of a market downturn, below-market investment
performance by our funds and portfolio managers could
reduce asset management revenues and assets under
management and result in reputational damage that might
make it more difficult to attract new investors;

9	Jefferies Financial Group Inc.
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
We operate in an intensely competitive market with other global bank holding companies that engage in investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also
compete against other banks, broker-dealers, asset managers
and boutique firms on both a global and regional basis. There is also growing pressure to provide services at lower fees to appeal to clients, which may impact our ability to effectively compete.
Operational risks may disrupt our business, result in regulatory action against us or limit our growth.
Our businesses are highly dependent on our ability to process and settle, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the
transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly, or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume and complexity of
transactions could also constrain our ability to expand our
businesses.
Certain of our financial and other data processing systems rely on access to and the functionality of operating systems
maintained by third-parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and
security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

November 2025 Form 10-K	10
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
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have
been several highly publicized incidents involving financial services companies and their service providers reporting the unauthorized disclosure of client or other confidential
information, as well as cyber attacks involving theft,
dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including foreign governments and third-
parties affiliated with them, organized crime or terrorist
organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new
artificial intelligence (“AI”) tools or methods that can be used to create deepfakes for impersonation or to enable attack
campaigns more quickly and effectively. Retaliatory acts by
Russia, Hamas or their allies in response to economic sanctions or other measures taken by the global community arising from the Russia-Ukraine and Hamas-Israel conflicts, as well as other acts by nation states or their allies in the context of other geopolitical conflicts or tensions, could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be
difficult to detect or prevent.
Like other financial services firms, we and our third-party service providers have been the target of cyber attacks. Although we and our service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services firms and industry generally are on the rise. We are not aware of any material losses we have incurred relating to cyber attacks or other information security breaches. The
techniques and malware used in these cyber attacks and
cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Although we monitor the changing cybersecurity risk environment and seek to maintain reasonable security
measures, including a suite of authentication and layered
information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they will detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security
measures and endeavoring to modify them as circumstances
warrant, our computer systems, software and networks may be
vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and
other malicious code, impersonation campaigns as well as
human error, natural disaster, power loss, and other events that could damage our reputation, impact the security and stability of our operations, and expose us to class action lawsuits and
regulatory investigation, action, and penalties, and significant liability.
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
subject to numerous laws and regulations designed to protect this information, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity. If any person, including any

11	Jefferies Financial Group Inc.
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
The development and use of artificial intelligence presents risks and challenges that could adversely impact our business,
financial condition, and results of operations.
We, or our third-party service providers, may develop or
incorporate AI technology in certain business operations,
processes, products, or services. The development and use of AI presents a number of opportunities for us, as well as risks and challenges. The full extent of current or future risks related to the development of AI technology is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI could significantly disrupt the business models, investment
strategies, operational processes, and markets in which we
operate and subject us to increased competition, which could have a material adverse effect on our business, financial
condition and results of operations. Some of our competitors may be more successful than us in the development and
implementation of new technologies, including services and
platforms based on AI, to address investor demands or improve operations. If we are unable to adequately advance our
capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a disadvantage. The use of AI may also include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information.
In addition, the worldwide legal and regulatory environment
relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI, and increase our compliance costs and the risk of non-compliance. For example,
Regulation (EU) 2024/1689 of the European Union and of the
Council (the “EU AI Act”) applies to providers and deployers of AI systems in all EU Member States, as well as providers and
deployers established or located outside of the EU where AI
system output is used in the EU. If we were classified to be such a provider or deployer of AI Systems and deemed non-compliant, we could potentially face significant fines. While most EU AI Act requirements will come into force on August 3, 2026, the
November 2025 publication of the proposed Digital Omnibus by the European Commission may extend this timeline. In the United
States, states and local jurisdictions have begun to enact
comprehensive or more limited laws regulating AI. More
legislative activity is expected both in the United States and in other countries.
While we have an AI governance policy and related procedures governing the use of AI by our personnel and third-party service providers, we cannot guarantee that they will follow such policies when using AI or that such policies will protect us from potential liability relating to our adoption or use of AI technologies. We expect our AI policies and procedures to continue to develop as business needs, AI-related risks, and the U.S. and global
regulatory environment change.
Damage to our reputation could harm our business.
Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory
requirements, ethical issues, money-laundering or other
instances of fraud, cybersecurity and privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. Our operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue. There is no assurance that we will be able to successfully reverse the
negative impact of allegations and rumors in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.
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
significant reputational harm and/or legal and regulatory liability, which in turn could seriously harm our business and our
prospects.

November 2025 Form 10-K	12
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
Many factors, many of which are outside of our control, can
affect Jefferies Finance’s business, including losses on loan originations; adverse investment banking and capital market
conditions leading to a decline of syndicate loans; inability of borrowers to repay commitments; adverse changes to a
borrower’s credit worthiness; and other factors that directly and indirectly affect the results of operations, and consequently may adversely affect our results of operations or financial condition.
Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial
condition.
Many factors, many of which are outside of our control, can
affect Berkadia’s business, including losses on loan originations in excess of reserves; a change in the relationships with U.S.
Government-Sponsored Enterprises or federal agencies; a
significant loss of customers; and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.
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
For example, a legislative proposal was approved, to go live in
2027, to shorten the settlement cycle in the EU, UK, and
Switzerland from two days to one (“T+1”) for transactions in transferable securities executed on trading venues. The U.S. and
Canada underwent this transition to T+1 in May 2024 and we
undertook significant investment and changes to business
practices in our U.S. operations to prepare. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose
additional costs on us and otherwise adversely affect our
business. Accordingly, we cannot provide assurance that
legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition. In the U.S., such initiatives frequently arise in the aftermath of elections that change the party of the president or the majority party in the House and/or Senate.
Increasing regulatory focus on evolving privacy and security issues and expanding laws could impact our businesses and
investments and expose us to increased liability.
The EU General Data Protection Regulation (the “EU GDPR” or
“GDPR”) applies in all EU Member States and also applies to
entities established outside of the EU where such entity
processes personal data in relation to: (i) the offering of goods or services to data subjects in the EEA; or (ii) monitoring the behavior of data subjects as far as that behavior takes place in the EEA. Since GDPR became effective in 2018, the global
regulatory landscape has shifted considerably and there has
been a marked increase in privacy and cybersecurity legislation.
Accordingly, we are subject to a broad and evolving array of privacy and cybersecurity regulations across the jurisdictions where we operate.
In EMEA, particularly in Switzerland and the Dubai International
Financial Centre, privacy laws are broadly modelled on, or derived from, the principles and requirements of the GDPR, with local variations to reflect national legislation and regulatory priorities.
Across the Americas, privacy regulation is expanding; for
instance, Canada has a federal privacy law, with some provinces also having their own similar laws. Even the Brazilian data privacy regime largely echoes the GDPR. Conversely, in the US there is no single federal law equivalent to the GDPR, but privacy is instead governed by a growing patchwork of both sector-specific privacy laws, such as the Gramm-Leach-Bliley Act, and state-level data protection laws, such as the California Consumer Privacy Act. In
APAC, privacy regulation is becoming more stringent and
increasingly aligned with global standards, particularly the GDPR.
Key jurisdictions including Hong Kong, India, Australia, Japan and
Singapore, all have national data protection laws and regulators in these jurisdictions have introduced comprehensive
requirements around consent, transparency, data subject rights and breach notification, supported by stronger enforcement
powers and higher penalties. The UK has implemented GDPR as
part of its national law (the “UK GDPR”). The UK GDPR exists alongside the UK Data Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR.
The EU GDPR and UK GDPR impose a number of obligations on
organizations to which they apply, including, without limitation:
accountability and transparency requirements; compliance with the data protection rights of data subjects; and under certain circumstances, the prompt reporting of certain personal data breaches to both the relevant data supervisory authority and impacted individuals. The EU GDPR and UK GDPR also include
restrictions on the transfer of personal data from the EEA to jurisdictions that are not recognized as having an adequate level of protection with regards to data protection laws.
The continued expansion and development of privacy legislation and regulation will determine the level of any additional resources which we will need to invest to ensure compliance. In the event of non-compliance with privacy laws and regulations, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition, and prospects. In Europe and the UK alone, the GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million (or £17.5 million under the UK GDPR). Data subjects also have a right to receive
compensation as a result of infringement of the GDPR for
financial or non-financial losses.
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
Certain of our subsidiaries are subject to regulatory financial capital holding requirements that could impact various capital allocation decisions or limit the operations of our broker-dealers.

November 2025 Form 10-K	14
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our Chief Information Security Officer (“CISO”), supervised by our
Chief Technology Officer, and his Global Information Security
team (“GIS”) oversee our cybersecurity program and exercise
overall responsibility for the strategic vision and the design, development and implementation of, and adherence to, the
program’s protocols. The comprehensive program includes
policies and procedures designed to protect our systems,
operations and the data entrusted to us from anticipated threats or hazards. The program applies seven layers of controls:
governance, identification, protection, detection, response, recovery and third-party vendor management. Our CISO reviews the cybersecurity framework annually as well as on an event-
driven basis as necessary, and reviews the scope of
cybersecurity measures periodically, including to accommodate changes in business practices that may implicate security-related issues.
Protective measures include, where appropriate, physical and digital access controls, software security and patch
management, identity verification, mobile device management, data loss prevention solutions, employee cybersecurity
awareness communications and best practices training
programs, security baselines and tools to detect and report
anomalous activity, service provider risk assessments, network monitoring of data usage, hardware and software, and data
erasure and media disposal, among others. Measures, policies and standards are aligned with industry-leading frameworks,
such as those promulgated by the International Organization for
Standardization and the National Institute of Standards and
Technology (“NIST”).
We test our cybersecurity defenses regularly through automated vulnerability scanning by GIS’s 24/7 Security Operations Group ~~t~~o identify and remediate critical vulnerabilities. In addition, an independent vendor conducts annual penetration tests to
validate our external security posture. For certain businesses, we also conduct cyber incident tabletop exercises involving
hypothetical cybersecurity incidents to test our cyber incident response processes. Tabletop exercises are conducted by our IT
Risk team in collaboration with outside service providers as appropriate and members of senior management and Legal and
Compliance teams. Learnings from these tabletop exercises and any events that we experience are reviewed, discussed, and
incorporated into our cybersecurity risk management processes as appropriate.
In addition to our internal exercises to test aspects of our cybersecurity program, we annually engage an independent third party to assess the risks associated with our information
systems and information assets and the maturity of our cyber security program. The independent third party assesses the
cybersecurity program against the Cyber Risk Institute Cyber
Profile, a financial sector-focused framework based on the NIST
Cybersecurity Framework, the results of which are reported to the
Board of Directors and inform our program.
We have a comprehensive cybersecurity incident response and
communication plan (the “IRP”), managed by the Security
Operations Group, which is designed to inform appropriate risk management and business managers of non-routine suspected
or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and
managerial functions may be formed to investigate and
remediate such an event and determine the extent of external advisor support required, including from external counsel,
forensic investigators and law enforcement agencies. The IRP and our internal data loss reporting procedure are reviewed at least annually and more frequently as needed.
We maintain a cybersecurity risk management process to identify and mitigate risks that impact the firm. Cybersecurity is assessed by IT Risk and approved by the Chief Information Officer (“CIO”)
as a component of our annual, enterprise-wide Risk Control Self
Assessment (“RCSA”) managed by the Operational Risk Group.

15	Jefferies Financial Group Inc.
The RCSA process is independently verified by the Internal Audit
Department. Additionally, our cybersecurity risk management
process includes reviewing risks discerned from time to time from both internal events and from external events, alerts and reports received from a broad variety of sources. Reports from external sources are also reviewed to formulate risk mitigation and remediation strategies. The CISO periodically discusses and reviews cybersecurity risks and related mitigants with the CIO, the Head of IT Risk and General Counsel and incorporates
relevant cybersecurity risk updates and metrics. We conduct
periodic risk assessments and adjust and enhance our
cybersecurity program in response to the evolving cybersecurity landscape and to align with regulatory and industry standards.
We also employ a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors and service providers. This assessment is conducted on the basis of, among other factors, the types of products or services provided and the extent and type of data accessed or processed by the third party.
Cybersecurity Governance
Our dedicated GIS team is led by the CISO, who reports to the
CIO. The CISO works closely with the CIO, Chief Financial Officer, and the Chief Risk Officer’s (“CRO”) team and the Legal and
Compliance Departments to develop and advance our
cybersecurity strategy. The CISO has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across our global businesses.
We conduct periodic cybersecurity risk assessments, including assessments of third-party vendors. The CISO reviews the
cybersecurity framework annually as well as on an event-driven basis as necessary, and reviews the scope of cybersecurity
measures periodically, including to accommodate changes in
business practices that may implicate security-related issues.
Our cybersecurity program is periodically assessed by the
Internal Audit Department. The results of these audits are
reported to the Audit Committee of the Board. Any resulting
findings and associated actions to address issues are tracked and managed to completion. In addition, the IT Risk team
provides Key Risk Indicators (“KRIs”) monthly to the Operational
Risk Committee whose members include the CIO, CRO, Head of
Internal Audit and the CISO and their representatives. The
monthly presentation includes updates on key security incidents and trending of cybersecurity KRIs.
Our Board is responsible for the general oversight of all matters that affect us, including the myriad risks impacting us. The Board fulfills its oversight role through the operations of its various committees and receives periodic reports on its committees’
activities.
The Board’s Risk and Liquidity Oversight Committee oversees
Jefferies’ enterprise risk management. Oversight includes
annually reviewing and approving the risk management
framework and overarching risk appetite statements; reviewing our technology, cybersecurity and privacy risk, legal and
regulatory risk, and reputational risk, among other major risk exposures; reviewing the steps management has taken to
monitor and control such exposures; and reviewing our capital, liquidity and funding against established risk methodologies. The
CISO keeps the Board informed about our security posture and cybersecurity maturity program on a regular basis, providing updates about the current threat landscape and related risks, cybersecurity events, significant incidents and new initiatives.
Item 2. Properties
Our global headquarters and principal executive offices are
located at 520 Madison Avenue, New York, New York, with our
European and the Middle East headquarters in London and our
Asia-Pacific headquarters in Hong Kong and other offices and operations located across the U.S. and around the world. In
addition, we maintain backup data center facilities with
redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which
management believes is adequate for our business. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. Additionally, HomeFed, our consolidated real estate subsidiary, owns and develops various real estate properties in the U.S.
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
In July 2024, we commenced litigation against the former
portfolio manager of 3ǀ5ǀ2 Capital ABS Master Fund LP (the
“Fund”) and a variety of individuals and entities (collectively, the
“defendants”), alleging that the defendants engaged in a
longstanding Ponzi scheme resulting in the misappropriation of approximately $106 million from investors in the Fund and in certain related accounts, including a separately managed
account held by the Company. In June 2025, we commenced
litigation against First Fed Bank alleging that it participated in and aided and abetted the Ponzi scheme. The Company has
recognized a loss of $17.2 million in respect of our investment in the Fund. We anticipate that this litigation, which will not be resolved in the near term, will result in the recovery of some or all of our losses but cannot, with any reliable accuracy, estimate how much we will be able to recover, or the outcome of this
litigation, which may lead to additional proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the NYSE under the symbol
JEF. As of January 15, 2026, there were 1,156 record holders of the common shares.
Dividends paid per common share:

	Year Ended November 30,
	2025	2024	2023
First Quarter ...........................................	$0.40	$0.30	$0.30
Second Quarter .....................................	$0.40	$0.30	$0.30
Third Quarter .........................................	$0.40	$0.35	$0.30
Fourth Quarter .......................................	$0.40	$0.35	$0.30

November 2025 Form 10-K	16
In January 2026, our Board of Directors declared a quarterly cash dividend of $0.40 per common share to be paid on February 27,
2026 to common shareholders of record at February 17, 2026.
The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may
deem to be relevant.
During the year ended November 30, 2025, we purchased a total of 0.7 million of our common shares for $58.5 million, or an average price of $79.57 per share, in connection with net-share settlements under our equity compensation plan. Our equity
compensation plan allows participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units.
There were no unregistered sales of equity securities during the period covered by this report.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during 2025.
Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total
stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the
Standard & Poor’s 500 Financials Index for the period
commencing November 30, 2020 to November 30, 2025. Index
data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on November 30, 2020 in each
of our common stock, the S&P 500 Index and the S&P
500 Financials Index and that all dividends, including quarterly and special dividends, were reinvested.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
11/30/20
11/30/21
11/30/22
11/30/23
11/30/24
11/30/25
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
Our results of operations for the years ended November 30, 2025
(“2025”) and November 30, 2024 (“2024”) are discussed below.
For a discussion of our results of operations for the year ended
November 30, 2023 (“2023”) and our 2024 results of operations as compared to our 2023 results of operations, refer to
“Management’s Discussion and Analysis of Financial Condition
and Results of Operations” in Part II, Item 7 of our Annual Report
Form 10-K for the year ended November 30, 2024, which was
filed with the SEC on January 28, 2025.

17	Jefferies Financial Group Inc.
Consolidated Results of Operations
Overview

$ in thousands	2025	2024	% Change
Net revenues ....................................................	$7,343,751	$7,034,803	4.4%
Non-interest expenses ....................................	6,472,762	6,029,257	7.4%
Earnings from continuing operations before income taxes ...................................	870,989	1,005,546	(13.4)%
Income tax expense from continuing operations ....................................................	184,570	293,194	(37.0)%
Net earnings from continuing operations .....	686,419	712,352	(3.6)%
Net (losses) earnings from discontinued operations, net of income taxes ...............	(4,374)	3,667	N/M
Net losses attributable to noncontrolling interests .......................................................	(28,430)	(27,364)	3.9%
Preferred stock dividends ...............................	79,684	74,110	7.5%
Net earnings attributable to common shareholders ................................................	630,791	669,273	(5.7)%
Effective tax rate from continuing operations ...................................................	21.2%	29.2%

$ in thousands	2024	2023	% Change
Net revenues ....................................................	$7,034,803	$4,700,417	49.7%
Non-interest expenses ....................................	6,029,257	4,346,148	38.7%
Earnings from continuing operations before income taxes ...................................	1,005,546	354,269	183.8%
Income tax expense from continuing operations ....................................................	293,194	91,881	219.1%
Net earnings from continuing operations .....	712,352	262,388	171.5%
Net losses from discontinued operations, net of income taxes ....................................	3,667	—	N/M
Net losses attributable to noncontrolling interests .......................................................	(27,364)	(14,846)	84.3%
Net losses attributable to redeemable noncontrolling interests .............................	—	(454)	(100.0)%
Preferred stock dividends ...............................	74,110	14,616	407.0%
Net earnings attributable to common shareholders ................................................	669,273	263,072	154.4%
Effective tax rate from continuing operations ...................................................	29.2%	25.9%
N/M — Not Meaningful
Executive Summary
Year Ended November 30, 2025 Versus November 30, 2024
Net earnings attributable to common shareholders were
$630.8 million and $669.3 million for the year ended November
30, 2025 and 2024, respectively.
Our effective tax rate was 21.2%, and 29.2% for the year ended
November 30, 2025 and 2024, respectively.
The remainder of our “Consolidated Results of Operations” is presented on a detailed product and expense basis. Our
“Revenues by Source” is reported along the following business lines: Investment Banking, Equities, Fixed Income and Asset
Management.
At November 30, 2025, we had 7,787 employees globally across all of our consolidated subsidiaries within our Investment
Banking and Capital Markets and Asset Management reportable
segments, compared to 7,822 at November 30, 2024. Included
within our global headcount are 1,797 employees at
November 30, 2025 and 2,063 employees at November 30, 2024
of our Stratos, Tessellis, HomeFed and M Science subsidiaries.
Revenues by Source
We present our results as two reportable business segments:
Investment Banking and Capital Markets and Asset Management.
Additionally, corporate activities are fully allocated to each of these reportable business segments.
Net revenues presented for our Investment Banking and Capital
Markets reportable segment include allocations of interest
income and interest expense as we assess the profitability of these businesses inclusive of these costs, including the net interest cost of allocated short- and long-term debt, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.
Debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans,
foreign currency transaction gains or losses or certain other corporate income items are not considered by management in
assessing the financial performance of our operating businesses and are, therefore, not reported as part of our business segment results.

	2025		2024
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory .................................	$2,145,421	29.2%	$1,811,634	25.8%	18.4%
Equity underwriting ...............	771,890	10.5	799,804	11.4	(3.5)
Debt underwriting ..................	870,007	11.8	689,227	9.8	26.2
Other investment banking ....	2,981	—	144,122	2.0	(97.9)
Total Investment Banking ...	3,790,299	51.5	3,444,787	49.0	10.0
Equities ...................................	1,907,866	26.0	1,592,793	22.6	19.8
Fixed income .........................	909,869	12.4	1,166,761	16.6	(22.0)
Total Capital Markets ..........	2,817,735	38.4	2,759,554	39.2	2.1
Total Investment Banking and Capital Markets (1) .	6,608,034	89.9	6,204,341	88.2	6.5
Asset management fees and revenues ..................	140,914	1.9	103,488	1.5	36.2
Investment return ..................	177,814	2.4	212,209	3.0	(16.2)
Allocated net interest (2) .....	(76,045)	(1.0)	(62,135)	(1.0)	22.4
Other investments, inclusive of net interest ..	467,533	6.4	550,107	7.8	(15.0)
Total Asset Management ....	710,216	9.7	803,669	11.3	(11.6)
Other .......................................	25,501	0.3	26,793	0.5	(4.8)
Net revenues .........................	$7,343,751	100.0%	$7,034,803	100.0%	4.4%

	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ..................................	$1,811,634	25.8%	$1,198,916	25.5%	51.1%
Equity underwriting ...............	799,804	11.4	560,243	11.9	42.8
Debt underwriting ..................	689,227	9.8	410,208	8.7	68.0
Other investment banking ....	144,122	2.0	102,851	2.2	40.1
Total Investment Banking ...	3,444,787	49.0	2,272,218	48.3	51.6
Equities ...................................	1,592,793	22.6	1,139,425	24.2	39.8
Fixed income .........................	1,166,761	16.6	1,092,736	23.2	6.8
Total Capital Markets ..........	2,759,554	39.2	2,232,161	47.4	23.6
Total Investment Banking and Capital Markets (1) .	6,204,341	88.2	4,504,379	95.7	37.7
Asset management fees and revenues ...................	103,488	1.5	93,678	2.0	10.5
Investment return ..................	212,209	3.0	154,461	3.3	37.4
Allocated net interest (2) .....	(62,135)	(1.0)	(49,519)	(1.1)	25.5
Other investments, inclusive of net interest ..	550,107	7.8	(10,275)	(0.2)	N/M
Total Asset Management ....	803,669	11.3	188,345	4.0	326.7
Other .......................................	26,793	0.5	7,693	0.3	248.3
Net revenues .........................	$7,034,803	100.0%	$4,700,417	100.0%	49.7%
N/M — Not Meaningful
(1)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(2)Allocated net interest represents an allocation to Asset Management of our long-term debt interest expense, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual
Investment return. We believe that aggregating Investment return and

November 2025 Form 10-K	18
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
•our 50% share of net earnings from our Jefferies Finance joint venture;
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia (which includes commercial mortgage
origination and servicing) as well as investment sales;
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans (until the sale in April 2024);
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily
associated with investment banking transactions.

Deals Completed
	2025	2024	2023
Advisory transactions ......................................	392	364	287
Public and private equity and convertible offerings ........................................................	215	243	182
Public and private debt financings .................	1,115	1,080	699

Aggregate Value
$ in billions	2025	2024	2023
Advisory transactions ......................................	$435.5	$359.2	$259.1
Public and private equity and convertible offerings ........................................................	100.6	83.5	59.6
Public and private debt financings .................	532.0	516.1	213.6
Year Ended November 30, 2025 Versus November 30, 2024
Investment banking net revenues were $3.79 billion, up 10.0%
compared to $3.44 billion for the prior year period.
Advisory net revenues of $2.15 billion reflect a record year, an increase of 18.4% compared to $1.81 billion for the prior year period, driven by market share gains and increased overall
market opportunity.
Total underwriting net revenues were $1.64 billion, up 10.3%
compared to $1.49 billion for the prior year period. Solid net revenues in Debt underwriting were driven by an increase in
mergers and acquisition activity across most sectors and
collateralized loan origination activity. Equity underwriting net revenues declined due to reduced transaction activity across most sectors, reflecting a broad industry slowdown in the first-
half of 2025. However, by June, market conditions began to
strengthen and transaction volumes accelerated as economic
and market clarity improved. Over 40% of our annual Equity
underwriting net revenues were generated in the fourth quarter of
2025.
Other investment banking net revenues were $3.0 million,
compared to net revenues of $144.1 million for the prior year period. A significant portion of the decrease is attributable to the prior year’s inclusion of Foursight’s operating revenues as well as the gain on the sale of Foursight in April 2024. The current year also includes mark-to-market net losses on certain investment positions compared to mark-to-market net gains in the prior year period. Additionally, performance of our Berkadia joint venture increased while performance of our Jefferies Finance joint
venture was lower than the prior year period.
Our investment banking momentum and backlog remains strong,
continuing the trend we saw during the second half of 2025,
although the extent and timing of its realization is always subject to change. Backlog snapshots are subject to limitations as the time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not
control. Transactions not included in the estimate may occur, and expected transactions may be modified or cancelled.
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
Year Ended November 30, 2025 Versus November 30, 2024
Equities net revenues were a record $1.91 billion, up 19.8%
compared to $1.59 billion for the prior year period, as market share gains and overall strong client activity drove stronger results in our prime services, global electronic trading, Europe and Asia equity cash, equity options and corporate derivatives businesses, many of which have been key areas of focus and
investment in prior years. These increases were partially offset by lower revenues from our U.S. equity cash business.
Fixed Income Net Revenues
Fixed income is composed of net revenues from:
•executing transactions for clients and making markets in
securitized products, investment grade, high-yield, distressed, emerging markets, municipal, sovereign and emerging markets
securities and loans;
•customized products and corporate hedging and foreign
currency solutions through derivative products; and
•financing and other structuring services.

19	Jefferies Financial Group Inc.
Year Ended November 30, 2025 Versus November 30, 2024
Fixed income net revenues were $909.9 million, down 22.0%
compared to $1.17 billion for the prior year period, as a result of lower global activity levels and volatility in credit spreads for the first-half of 2025 meaningfully impacting the overall trading environment. Strong results from our global structured solutions business were offset by lower results in our distressed trading, municipals, emerging markets, corporates and rates businesses.
Asset Management
We operate a diversified alternative asset management platform through our Leucadia Asset Management division that provides institutional clients with a broad range of investment strategies, both directly and through our strategic affiliated asset managers.
Certain affiliated managers also benefit from access to our
global marketing and distribution platform, as well as operational infrastructure and support. Our asset management business
makes seed and additional strategic investments directly in
alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in
affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager.
Asset management fees and revenues primarily consist of:
•Management and performance fees from funds and accounts
managed by us;
•Placement and distribution fees for raising capital from
investors; and
•Revenue from strategic affiliated asset managers where we are entitled to portions of their operating revenues and income
based on our ownership interests in the affiliates.
Fees and revenues are generally tied to the value of assets under management and the performance of those assets.
Performance-based fees are earned when returns exceed
specified benchmarks or performance targets and are typically recognized annually generally in our first quarter, once they become fixed and determinable and are not subject to significant reversal.
We also generate an investment return from capital invested in our managed funds and in funds managed by our affiliated asset managers. Additionally, we earn revenues from other
investments, including our portfolio of real estate development activities, foreign exchange trading, and telecommunications operations.

$ in thousands	2025	2024	% Change
Asset management fees and other ..	$67,719	$50,700	33.6%
Revenue from strategic affiliates (1)	73,195	52,788	38.7%
Total asset management fees and revenues ..........................................	140,914	103,488	36.2%
Investment return ................................	177,814	212,209	(16.2)%
Allocated net interest ..........................	(76,045)	(62,135)	22.4%
Other investments ...............................	467,533	550,107	(15.0)%
Total Asset Management ..................	$710,216	$803,669	(11.6)%

$ in thousands	2024	2023	% Change
Asset management fees:
Asset management fees and other ..	$50,700	$33,867	49.7%
Revenue from strategic affiliates (1)	52,788	59,811	(11.7)%
Total asset management fees and revenues ..........................................	103,488	93,678	10.5%
Investment return ................................	212,209	154,461	37.4%
Other investments ...............................	550,107	(10,275)	N/M
Allocated net interest ..........................	(62,135)	(49,519)	25.5%
Total Asset Management ..................	$803,669	$188,345	326.7%
N/M — Not Meaningful
(1)Amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Year Ended November 30, 2025 Versus November 30, 2024
Asset management fees and revenues were $140.9 million, up
36.2% compared to $103.5 million for the prior year period,
primarily reflecting higher performance fees on funds managed by us and through our strategic affiliates.
Investment return was $177.8 million, down 16.2% compared to
$212.2 million for the prior year period, primarily driven by a pre-
tax loss of $30.0 million related to our investment in Point Bonita.
Other investments net revenues were $467.5 million, down 15.0%
compared to $550.1 million for the prior year period, as
performance from Stratos and HomeFed was lower than the prior year period, as well as net losses recognized on certain
investments in the current year period compared to net gains in the prior year period.
Assets Under Management
Assets under management (“AUM”) represents the assets we
manage or are managed by our affiliated asset managers with
whom we have revenue sharing arrangements. AUM primarily
refers to the basis of assets from which we are entitled to earn fees and revenues though the measure also includes funds and separately managed accounts for which we do not charge fees.
AUM includes:
•the net asset value of a fund or separately managed account managed by us or our affiliated managers and may include an
agreed target AUM utilizing leverage;
•unfunded capital commitments to a fund; and
•the fair value of any invested capital in our consolidated funds or separately managed accounts.
Net asset value generally refers to the fair value the assets less the liabilities of a fund or account.

November 2025 Form 10-K	20
Assets under management:

$ in millions	2025	2024
Net asset value seeded by us:
Jefferies funds or separately managed accounts ..............................................................	$358	$377
Our affiliates funds or separately managed accounts ..............................................................	1,741	1,384
Total net asset value of Jefferies’ invested capital (1) .............................................................	2,099	1,761
Fair value of investment purchased with leverage ................................................................	699	895
Total AUM attributed to Jefferies as investor ....	$2,798	$2,656
Net asset value of third-party investors:
Jefferies funds or separately managed accounts (2) ........................................................	2,462	2,596
Our affiliates funds or separately managed accounts (3) ........................................................	25,387	22,515
Total AUM attributed to third-party investors ....	$27,849	$25,111
Unfunded capital commitments ............................	195	250
Aggregated AUM .....................................................	$30,842	$28,017
(1)Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
(2)We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management business.
(3)Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management business. November 30, 2024 includes an adjustment of
$3.02 billion.
Our definition of assets under management may differ from the calculations of other asset managers; and as a result, this
measure may not be comparable to similar measures presented
by other asset managers. Our definition of AUM may differ from that referenced in any of our investment management
agreements, differs from the manner in which “Regulatory Assets
Under Management” is reported to the SEC on Form ADV, and
includes assets for which we do not act as an asset manager.
In addition to our investments directly in Jefferies’ and our strategic affiliates funds and separately managed accounts, we have capital invested in other equity method investees as part of our asset management business of $174.0 million and
$81.0 million at November 30, 2025 and November 30, 2024,
respectively.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans or certain other corporate income items that are not attributed to business segments as management does not consider such
amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses

$ in thousands	2025	2024	% Change
Compensation and benefits ...........	$3,860,255	$3,659,588	5.5%
Brokerage and clearing fees ..........	489,203	432,721	13.1
Underwriting costs ..........................	85,838	68,492	25.3
Technology and communications	598,187	546,655	9.4
Occupancy and equipment rental .	126,414	118,611	6.6
Business development ...................	335,683	283,459	18.4
Professional services .....................	313,821	296,204	5.9
Depreciation and amortization ......	192,281	190,326	1.0
Cost of sales ....................................	190,934	206,283	(7.4)
Other ..................................................	280,146	226,918	23.5
Total non-interest expenses .........	$6,472,762	$6,029,257	7.4%

$ in thousands	2024	2023	% Change
Compensation and benefits ...........	$3,659,588	$2,535,272	44.3%
Brokerage and clearing fees ..........	432,721	366,702	18.0
Underwriting costs ..........................	68,492	61,082	12.1
Technology and communications	546,655	477,028	14.6
Occupancy and equipment rental .	118,611	106,051	11.8
Business development ...................	283,459	177,541	59.7
Professional services .....................	296,204	266,447	11.2
Depreciation and amortization ......	190,326	112,201	69.6
Cost of sales ....................................	206,283	29,435	600.8
Other ..................................................	226,918	214,389	5.8
Total non-interest expenses .........	$6,029,257	$4,346,148	38.7%
Total Non-interest Expenses
Year Ended November 30, 2025 Versus November 30, 2024
Non-interest expenses were $6.47 billion, an increase of 7.4%, compared to $6.03 billion for the prior year.
Compensation and Benefits
Compensation and benefits expense consists of salaries,
benefits, commissions, annual cash compensation and share-
based awards and the amortization of share-based and cash
compensation awards to employees.
Cash and share-based awards granted to employees may contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a
portion of awards granted at year end as part of annual
compensation is recorded during the year of the award.
Compensation and benefits expense includes amortization
expense associated with these awards to the extent vesting is contingent on future service. In addition, certain awards to our
Chief Executive Officer and our President contain performance conditions and the awards are amortized over their service
periods.
Compensation and benefits expense for 2025 was $3.86 billion compared to $3.66 billion for 2024. A significant portion of our compensation expense is highly variable with net revenues.
Compensation and benefits expense as a percentage of Net
revenues was 52.6% for 2025 compared with 52.0% for 2024.
Compensation expense related to the amortization of share- and cash-based awards amounted to $621.5 million for 2025
compared to $513.7 million for 2024.

21	Jefferies Financial Group Inc.
At November 30, 2025, we had 7,787 employees globally across all of our consolidated subsidiaries within our Investment
Banking and Capital Markets and Asset Management reportable
segments, compared to 7,822 at November 30, 2024. Included
within our global headcount are 1,797 employees at
November 30, 2025 and 2,063 employees at November 30, 2024
of our Stratos, Tessellis, HomeFed, and M Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Year Ended November 30, 2025 Versus November 30, 2024
Non-compensation expenses as a percentage of Net revenues
was 35.6% compared to 33.7% for the current year and the prior year period, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $56.5 million
primarily due to increased global equities trading volumes, as we continue to gain market share globally.
•Technology and communication were higher by $51.5 million
related to the continued development of various trading and
management systems as well as higher data related costs in
investment banking.
•Business development was higher by $52.2 million due to
increased deal related costs and increased expenses related to business travel, conferences and other events.
•Other expenses were higher by $53.2 million compared to the prior year period, as charitable donations increased
$17.0 million compared to the prior year period. Other
expenses for the current year also include a write-down on
certain assets held for sale. Other expenses for the prior year period include bad debt expenses of $26.2 million largely
related to the shutdown of Weiss. In addition, the prior year period includes activity from Foursight, which was sold in April
2024.
Income Taxes
Year Ended November 30, 2025 Versus November 30, 2024
The provision for income taxes on continuing operations was
$184.6 million and $293.2 million for the year ended November
30, 2025 and 2024, respectively, representing an effective tax rate of 21.2%, and 29.2%, respectively. The lower rate was primarily driven by the resolution of certain state and local tax matters.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was
signed into law. The OBBBA permanently extends and modifies
certain domestic and international provisions from the 2017 Tax
Cuts and Jobs Act and phases out certain provisions from the
2022 Inflation Reduction Act. Certain domestic provisions have retroactive effects beginning in 2025, while the international provisions are generally effective for years beginning after
December 31, 2025. The OBBBA did not materially impact our
fiscal 2025 results.
Business Developments
On September 19, 2025, we and the SMBC Group announced a
significant expansion of our strategic alliance originally
established in 2021. Key provisions include:
•The planned formation of a joint venture in Japan to integrate our global equities platform with SMBC Group’s domestic
equity research, sales, trading, and equity capital markets
businesses, expected to launch in January 2027;
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
On December 9, 2025, we entered into an agreement to acquire a
50% interest in Hildene Holding Company, LLC, parent of Hildene
Capital Management, LLC, a credit-focused asset manager with approximately $18.0 billion of assets under management. We will contribute our existing revenue share, a portion of our interest in an existing Hildene-managed fund, and $340.0 million in cash for our interest. Hildene’s principals will contribute their ownership interests and approximately $250.0 million of fund and related equity interests. Additionally, subsequent to the transaction,
Hildene’s insurance underwriting and annuity reinsurance will expand. Closing is expected in the third quarter of 2026, subject to customary approvals.
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
Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-
K.

November 2025 Form 10-K	22
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
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased
recorded at fair value, refer to Note 5, Fair Value Disclosures in our consolidated financial statements included in this Annual
Report on Form 10-K.
Fair Value Hierarchy – In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when
available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to
categorize our fair value measurements broken down into three levels based on the transparency of inputs, where Level 1 uses observable prices in active markets and Level 3 uses valuation techniques that generally incorporate significant unobservable inputs. Greater use of management judgment is required in
determining fair value when inputs are less observable or
unobservable in the marketplace, such as when the volume or
level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions
may not be reflective of orderly market transactions. Judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market
transactions. Prices or quotes are weighed when estimating fair value with greater reliability placed on information from
transactions that are considered to be representative of orderly market transactions.
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. Refer to
Note 2, Summary of Significant Accounting Policies and Note 5,
Fair Value Disclosures in our consolidated financial statements included in this Annual Report on Form 10-K for further
information on the definitions of fair value, Level 1, Level 2 and
Level 3 and related valuation techniques.
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased
recorded at fair value and the composition of activity of our Level
3 assets and Level 3 liabilities, refer to Note 5, Fair Value
Disclosures in our consolidated financial statements included in this Annual Report on Form 10-K.
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
charge is recognized for the amount, if any, by which the
investment’s book value exceeds our estimate of the
investment’s fair value.

23	Jefferies Financial Group Inc.
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included
management’s projections of future Golden Queen cash flows
and a discount rate of 11.0%. As a result, an impairment loss of
$22.1 million was recorded in Other income for the three months ended February 28, 2023. During the three months ended May 31,
2023, we recognized an additional impairment loss of $7.3
million primarily due to further declines in cash flows at Golden
Queen During the three months ended August 31, 2023, we
recognized an additional impairment loss of $27.8 million
primarily based on our estimate of what could be recognized in a sale transaction for the investment. In the fourth quarter of 2023, we sold Golden Queen and recognized a gain of $1.7 million on the sale.
Goodwill
At November 30, 2025, goodwill recorded in our Consolidated
Statements of Financial Condition is $1.84 billion (2.4% of total assets). The nature and accounting for goodwill is discussed in
Note 2, Summary of Significant Accounting Policies, and Note 12,
Goodwill and Intangible Assets, in our consolidated financial
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
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and
assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the
multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. Under the income approach the key assumptions include our internally developed projections of
future cash flows, growth rates, and risk adjusted discount rates which are sensitive to the interest rate environment and capital market conditions. The valuation methodology for our reporting units is sensitive to management’s forecasts of future
profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels. In addition, as the fair values determined under the market valuation approach
represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis.
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
For certain of our reporting units included within Other
investments we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine on the basis of this qualitative assessment that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, we place reliance on our qualitative assessment and no quantitative calculation of the fair value of the reporting unit is performed.
Carrying values of goodwill by reporting unit:

	November 30,
$ in millions	2025	2024
Investment banking ...................................................................	$702.0	$700.7
Equities and wealth management ...........................................	255.9	255.4
Fixed income ..............................................................................	578.0	576.9
Asset management ...................................................................	143.0	143.0
Other investments .....................................................................	158.7	151.9
Total.............................................................................................	$1,837.6	$1,827.9
The results of our annual assessments indicated that all of our reporting units had a fair value in excess of their carrying amounts. Our valuation methodologies and the assessment of
qualitative factors are sensitive to management’s forecasts of future probability. At November 30, 2025, our Stratos reporting unit with allocated goodwill of $5.5 million is the most sensitive to the forecast assumptions used in our market approach
valuation. Reductions in trading volumes and/or a decline in performance from the expected levels assumed in our forecast could cause a decline in the estimated fair value of our Stratos reporting unit and a resulting impairment of a portion of our goodwill.
Refer to Note 4, Business Acquisitions and Discontinued
Operations and Note 12, Goodwill and Intangible Assets in our
consolidated financial statements included in this Annual Report on Form 10-K for further details on goodwill.
Liquidity, Financial Condition and Capital Resources
Our CFO and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management
strategies. These policies are determined by the nature and
needs of our day-to-day business operations, business
opportunities, regulatory obligations, and liquidity requirements.

November 2025 Form 10-K	24
Our actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements, rating agency ratios and cost and availability of both long term and short-term funding. We have historically maintained a
balance sheet consisting of a large portion of our total assets in cash and liquid marketable securities. The liquid nature of these assets provides us with flexibility in financing and managing our
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
In keeping with our strategy of returning excess liquidity to shareholders, during the year ended November 30, 2025, we
returned an aggregate of $432.6 million to shareholders primarily in the form of $374.1 million in cash dividends and the
repurchase of 735,426 common shares for a total of $58.5
million at a weighted average price of $79.57 per share in
connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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
In January 2026, we issued $1.5 billion aggregate principal
amount of 5.500% Senior Notes due 2036.
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
daily basis and we monitor and employ balance sheet limits for our various businesses.

	November 30,
$ in millions	2025	2024	% Change
Total assets ...........................................	$76,012.3	$64,360.3	18.1%
Cash and cash equivalents ..................	14,043.9	12,153.4	15.6
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ....................................	917.7	1,132.6	(19.0)
Financial instruments owned ..............	27,722.7	24,138.3	14.8
Financial instruments sold, not yet purchased .........................................	13,320.2	11,007.3	21.0
Total Level 3 assets ..............................	737.8	734.2	0.5
Securities borrowed ..............................	$8,295.2	$7,213.4	15.0%
Securities purchased under agreements to resell ........................	8,449.1	6,179.7	36.7
Total securities borrowed and securities purchased under agreements to resell .......................	$16,744.3	$13,393.1	25.0%
Securities loaned ...................................	$2,540.8	$2,540.9	—%
Securities sold under agreements to repurchase ........................................	12,156.7	12,337.9	(1.5)
Total securities loaned and securities sold under agreements to repurchase ...................................	$14,697.5	$14,878.8	(1.2)%
Total assets at November 30, 2025 and 2024 were $76.01 billion and $64.36 billion, respectively, an increase of 18.1%. During the year ended November 30, 2025, average total assets were higher by 5.1% than total assets at November 30, 2025.
Our total Financial instruments owned inventory was $27.72
billion and $24.14 billion at November 30, 2025 and 2024,
respectively. During the year ended November 30, 2025, our total
Financial instruments owned increased primarily due to
increased client facilitation trades in corporate equity securities largely in connection with our growing prime brokerage business, derivative contracts and loans at fair value, partially offset by a decrease in U.S. government and agency securities. Financial instruments sold, not yet purchased inventory was $13.32 billion at November 30, 2025, an increase of 21.0% from $11.01 billion at November 30, 2024, with the increase primarily driven by
increases in corporate equity securities and derivative contracts, partially offset by a decrease in U.S. government and agency securities. Our overall net inventory position was $14.40 billion and $13.13 billion at November 30, 2025 and 2024, respectively, with the increase primarily due to increases in derivative
contracts, investments at fair value and corporate debt.
Level 3 assets:

$ in millions	November 30, 2025	Percent	November 30, 2024	Percent
Investment Banking ............	$111.7	15.1%	$146.7	20.0%
Equities and Fixed Income .	$343.6	46.7	312.2	42.5
Asset Management (1) .......	$230.5	31.2	256.2	34.9
Other ......................................	$52.0	7.0	19.1	2.6
Total ......................................	$737.8	100.0%	$734.2	100.0%
(1)At November 30, 2025 and 2024, $195.8 million and $218.3 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock borrows during year ended November 30, 2025 was 23.4% higher than the balance at November 30, 2025. Our average month end

25	Jefferies Financial Group Inc.
balance of total repos and stock loans during the year ended
November 30, 2025 was 34.4% higher than the balance at
November 30, 2025.
Select information related to repurchase agreements:

	Year Ended November 30,
$ in millions	2025	2024
Securities Purchased Under Agreements to Resell:
Year end ..............................................................	$8,449	$6,180
Month end average ............................................	10,526	8,910
Maximum month end ........................................	14,927	10,978
Securities Sold Under Agreements to Repurchase:
Year end ..............................................................	$12,157	$12,338
Month end average ............................................	16,497	15,197
Maximum month end ........................................	19,785	20,971
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
repurchase market.
Leverage Ratios:

	November 30,
$ in millions	2025	2024
Total assets ..................................................................	$76,012	$64,360
Total equity ...................................................................	$10,642	$10,225
Total shareholders’ equity ..........................................	$10,575	$10,157
Deduct: Goodwill and intangible assets, net ............	(2,040)	(2,054)
Tangible shareholders’ equity ...................................	$8,535	$8,103
Leverage ratio (1) .........................................................	7.1	6.3
Tangible gross leverage ratio (2) ...............................	8.7	7.7
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $23.14 billion at November 30, 2025 exceeded our cash capital requirements.
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
•A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

November 2025 Form 10-K	26
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
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2025, we had sufficient
excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or
economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	November 30, 2025	Average Balance Quarter Ended November 30, 2025 (1)	November 30, 2024
Cash and cash equivalents:
Cash in banks .............................................	$3,903,807	$5,014,748	$3,925,535
Money market investments (2) ...............	10,140,082	6,622,532	8,227,879
Total cash and cash equivalents ............	14,043,889	11,637,280	12,153,414
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,823,733	1,995,920	1,287,564
Other (4) ......................................................	1,836,150	1,561,944	573,042
Total other sources ...................................	3,659,883	3,557,864	1,860,606
Total cash and cash equivalents and other liquidity sources .......................	$17,703,772	$15,195,144	$14,014,020
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	23.3%		21.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	23.9%		22.5%
(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2025 and 2024, $10.12 billion and $8.21 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at November 30, 2025 and
2024 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30,
2025 was $6.60 billion.
(3)Consists of unencumbered high-quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, United Kingdom, Canada, Australia,
Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral composed of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

27	Jefferies Financial Group Inc.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At November 30, 2025, we had the ability to readily obtain repurchase financing for 71.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	November 30,
	2025		2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)
Corporate equity securities .............	$7,433,971	$2,715,099	$5,280,920	$781,490
Corporate debt securities .............	4,788,698	280,512	5,179,229	339,500
U.S. government, agency and municipal securities .............	3,013,344	55,781	4,061,773	75,911
Other sovereign obligations ..........	1,460,571	1,731,074	1,361,762	1,044,630
Agency mortgage- backed securities (2) .......	3,060,262	—	2,695,282	—
Loans and other receivables ..........	159,939	—	978	—
Total ...........................	$19,916,785	$4,782,466	$18,579,944	$2,241,531
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial
instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and
intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase
agreements (collectively “repos”), respectively. A portion of our cash and noncash repurchase financing activities is used as
collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually.
Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin
demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house
financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average
maturity of cash and noncash repurchase agreements for non-
clearing corporation eligible funded inventory is approximately eight months at November 30, 2025.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At November 30, 2025, short-term borrowings,
which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average short-
term borrowings outstanding were $1.26 billion and $1.25 billion for the year ended November 30, 2025 and 2024, respectively.
At November 30, 2025 and 2024, our borrowings under bank
loans in Short-term borrowings were $533.8 million and
$414.5 million, respectively. Our borrowings include credit
facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At November 30, 2025, we were in compliance with all covenants under these credit
facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provide an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other
secured financings. At November 30, 2025, the outstanding notes totaled $2.27 billion, bear interest primarily at a spread over the
Secured Overnight Funding Rate (“SOFR”) and mature from
December 2025 to October 2028.
For additional details on our repurchase agreement financing program, refer to Note 9, Variable Interest Entities in our
consolidated financial statements included in this Annual Report on Form 10-K.

November 2025 Form 10-K	28
Total Long-Term Capital
At November 30, 2025 and 2024, we had total long-term capital of $23.14 billion and $21.66 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.17:1 and 1.12:1, respectively.

	November 30,
$ in thousands	2025	2024
Unsecured Long-Term Debt (1) ..................................	$12,494,842	$11,430,610
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,642,203	10,224,987
Total Long-Term Capital ............................................	$23,137,451	$21,656,003
(1)Amounts at November 30, 2025 and 2024 exclude our secured long-term debt.
The amount at November 30, 2024 excludes $8.5 million of our 5.500%
Callable Note as the note matured on February 22, 2025, $5.4 million of our
6.000% Callable Note as the note matured on June 16, 2025, $6.2 million of our 4.500% Callable Note as the note matured on July 22, 2025, and
$500.0 million of our 5.100% Callable Note as the note matured on September
15, 2025. The amount at November 30, 2025 excludes $869.5 million of our
Callable Notes as the note matures on April 16, 2026, and $45.2 million of our
Floating Senior Notes as the note matures on June 19, 2026. The amounts at
November 30, 2025 and 2024 also exclude $102.7 million and $157.6 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the year ended November 30, 2025, long-term debt
increased by $2.37 billion to $15.90 billion at November 30, 2025, as presented in our Consolidated Statements of Financial
Condition. This increase is primarily due to proceeds of
$1.07 billion from the issuances of unsecured senior notes,
$698.7 million from net issuances of structured notes,
$1.65 billion from increased subsidiaries’ borrowings, and
$296.1 million from currency losses on foreign currency
borrowings. These increases were partially offset by repayments of $1.42 billion on our unsecured senior notes.
At November 30, 2025, our unsecured long-term debt has a
weighted average maturity of approximately 7.4 years.
At November 30, 2025 and 2024, our borrowings under several
credit facilities classified within Long-term debt in our
Consolidated Statements of Financial Condition amounted to
$803.2 million and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At November 30, 2025, we were in compliance with all covenants under theses credit facilities.
For further information, refer to Note 17, Borrowings, in our
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
In January 2026, we issued $1.5 billion aggregate principal
amount of 5.500% Senior Notes due 2036.
Equity Capital
Common Stock
At November 30, 2025 and 2024, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per
share and had 206,296,167 and 205,504,272 common shares
outstanding, respectively. At November 30, 2025, we had
16,202,612 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. We did not purchase any shares under our share
repurchase program during the year ended November 30, 2025.
Treasury stock repurchases during the year ended November 30,
2025 represent repurchases of common stock for net-share tax withholding under our equity compensation plan.
Dividends

Year Ended November 30, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
June 25, 2025	August 18, 2025	August 29, 2025	$0.40
September 29, 2025	November 17, 2025	November 26, 2025	$0.40
On January 8, 2025, the Board of Directors increased our
quarterly dividend from $0.35 to $0.40 per common share. On
January 7, 2026, the Board of Directors declared a dividend of
$0.40 per common share to be paid on February 27, 2026 to
common shareholders of record at February 17, 2026.
The payment of dividends is subject to the discretion of our
Board of Directors and depends upon general business
conditions and other factors that our Board of Directors may deem to be relevant.

29	Jefferies Financial Group Inc.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November
30, 2025, SMBC had exchanged approximately 27.6 million
shares of voting common stock for 55,125 shares of Series B
Preferred Stock. At November 30, 2025, SMBC owns
approximately 15.7% of our common stock on an as-converted
basis and 14.3% on a fully-diluted, as-converted basis. The CEO of Sumitomo Mitsui Financial Group, Inc. serves on our Board of
Directors. Additionally, Refer to Note 23, Related Party
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
During the year ended November 30, 2025 and 2024, we paid
cash dividends of $44.1 million and $31.9 million, respectively, with respect to the Series B Preferred stock.
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
The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and FCM is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC
Regulation 1.17. FINRA is the designated examining authority for
Jefferies LLC and the National Futures Association (“NFA”) is the
designated self-regulatory organization (“DSRO”) for Jefferies
LLC as an FCM.
Jefferies Financial Services, Inc. (“JFSI”) is registered with the
SEC as a Security-Based Swap Dealer (“SBS Dealer”) and an OTC
Derivatives Dealer (“OTCDD”) subject to the SEC’s SBS dealer regulatory rules and the SEC’s net capital requirements. JFSI is also registered as a swap dealer with the CFTC and is subject to the CFTC’s regulatory capital requirements pursuant to the
minimum financial requirements for swap dealers. Additionally, as a registered member firm, JFSI is subject to the net capital requirements of the NFA. The SEC is the designated examining authority for JFSI in its capacity as an SBS Dealer and OTCDD, while the NFA is the DSRO for JFSI, as a CFTC registered swap dealer.
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions. This includes Jefferies International
Limited (“JIL”), which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K. and
Jefferies GmbH, which is subject to the regulatory supervision of the German Federal Financial Supervisory Authority.

November 2025 Form 10-K	30
At November 30, 2025, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,262,928	$2,115,314
JFSI - SEC ......................................................................	234,041	200,305
JFSI - CFTC ...................................................................	234,041	203,041
JIL (1) .............................................................................	2,043,400	1,209,300
Jefferies GmbH (1) ......................................................	379,326	184,633
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At November 30, 2025, Jefferies LLC, JFSI, JIL and Jefferies
GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
At November 30, 2025 and 2024, $5.93 billion and $4.96 billion, respectively, of net assets of our consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the parent company. At November 30,
2025 and 2024, $5.30 billion and $4.54 billion, respectively, of these assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute
reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2025,
Jefferies LLC had $846.7 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2025,
Jefferies LLC had $475.1 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and
Securities purchased under agreements to resell.
JFSI is exempt from the CFTC and SEC segregation rules.
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
Global markets continue to experience disruption and volatility following the geopolitical instability from the ongoing conflicts along Israel’s border with the Gaza Strip and elsewhere in the
Middle East, including the ongoing tensions between Israel and
Iran. Our investments and assets in our growing business in the
Persian Gulf, Saudi Arabia and Israel, as well as the related global macroeconomic climate, could be negatively affected by
consequences from this geopolitical and military conflict in the region. We continue to monitor these and other geopolitical
conflicts, including recent developments between the United
States, Venezuela and other Latin American countries, and
assess their potential impact on our business.
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
Beginning on September 24, 2025, First Brands Group, LLC and
certain of its affiliates (“First Brands”) filed voluntary petitions for
Chapter 11 bankruptcy protection. First Brands is an aftermarket auto parts manufacturer that sells its products to major auto-
parts retailers (the “Obligors”). As of that date, Point Bonita
Capital, a division of Leucadia Asset Management (“LAM”),
managed on behalf of third-party institutional and other investors an approximately $3 billion portfolio of trade-finance assets, which was supported by total invested equity of $1.9 billion, of which $113 million, or 5.9%, is owned by LAM. Since 2019, the portfolio has included purported accounts receivable purchased from First Brands and arising from the sale of First Brands’
products to Obligors. The purchase of receivables in this fashion is called factoring, and as of the Chapter 11 filing the Point Bonita portfolio had approximately $715 million in purported receivables due from retailers, including Walmart, AutoZone, NAPA, O’Reilly
Auto Parts, and Advanced Auto Parts, with First Brands, as the servicer, responsible for collecting and remitting the Obligors’
payments to Point Bonita. For almost six years until September
15, 2025, Point Bonita always had been paid on time and in full.
On September 15, 2025, First Brands stopped directing timely transfers of funds to Point Bonita.
The First Brands bankruptcy proceedings have uncovered what is alleged to be a massive fraud that has resulted in the bankrupt estate bringing claims against its former CEO, its former
Executive Vice President, one of its significant financing
counterparties, and various related entities to recover billions of dollars in allegedly fraudulent transfers. As it relates to factoring, the alleged fraudulent activities included First Brands selling certain receivables more than once, selling receivables that had been inflated in amount, and selling fabricated receivables. The
Company is exerting every effort to maximize the recovery of assets from First Brands and from the various Obligors. That process will take months to years to complete and, given the fraud, the recovery is uncertain.
Separately, Apex Credit Partners LLC (“Apex”), a wholly owned subsidiary of Jefferies Finance, 50%-owned by us, manages on behalf of third-party institutional and other investors certain CLOs that invest in broadly syndicated loans with approximately $4.5 billion in assets under management. 12 CLOs managed by Apex

31	Jefferies Financial Group Inc.
own approximately $49 million in the aggregate of First Brands’
term loans (including PIK interest) and $9 million of First Brands’
debtor-in-possession term loans, which is approximately 1% of the CLO assets managed by Apex. Additionally, approximately, $1 million of First Brands’ term loans (including PIK interest) and
$0.2 million of debt-in-possession term loans were transferred from an Apex-managed CLO warehouse to Apex in anticipation of a CLO closing expected to occur at the end of January. Apex
beneficially own a portion of the equity tranche and other senior tranches in an amount to comply with applicable securitization risk-retention rules and in certain instances such additional amounts which are not material.
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
Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, refer to Note 2, Summary of Significant Accounting Policies, in our
consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30,
2024 and Note 5, Fair Value Disclosures and Note 6, Derivative
Financial Instruments in our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
Subsequent to November 30, 2025 and on or before January 31,
2026, we expect to make cash payments of $1.94 billion related to year-end compensation awards for fiscal 2025. Refer to Note
14, Compensation Plans in our consolidated financial statements included in this Annual Report on Form 10-K for further
information.
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
Our Board also fulfills its risk oversight role through the
operations of its various committees, including its Audit
Committee, through review of our financial statements, internal audit function and internal control over financial reporting, as well

November 2025 Form 10-K	32
as through assisting the Board with our legal and regulatory compliance and overseeing our Code of Business Practice. The
Audit Committee is also updated on risk controls at each of its regularly scheduled meetings.
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
and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.

33	Jefferies Financial Group Inc.
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
reasonable, we could incur losses greater than the reported VaR.
Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.

	VaR at November 30, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.52	$5.67	$9.31	$2.50
Equity Prices ........................	7.83	9.27	13.93	5.73
Currency Rates ....................	1.91	1.64	2.61	0.54
Commodity Prices ..............	0.56	0.36	0.93	0.12
Diversification Effect (1) ....	(5.86)	(5.71)	N/A	N/A
Firmwide VaR (2) ................	$8.96	$11.23	$16.03	$7.60

	VaR at November 30, 2024	Daily Firmwide VaR
$ in millions		Daily VaR for 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.30	$5.69	$8.25	$2.58
Equity Prices ........................	8.31	11.41	20.69	7.76
Currency Rates ....................	0.84	0.67	2.82	0.24
Commodity Prices ..............	0.41	0.44	1.38	0.15
Diversification Effect (1) ....	(2.19)	(5.08)	N/A	N/A
Firmwide VaR (2) ................	$11.67	$13.13	$18.70	$9.33
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
management activities, by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of
historical data:

	VaR at November 30, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.46	$5.57	$9.10	$1.05
Equity Prices ........................	4.37	4.29	6.95	2.85
Currency Rates ....................	1.72	1.12	1.99	0.51
Commodity Prices ..............	—	0.04	0.25	—
Diversification Effect (1) ....	(4.11)	(3.38)	N/A	N/A
Capital Markets VaR (2) ....	$6.44	$7.64	$14.01	$4.48

	VaR at November 30, 2024	Daily Capital Markets VaR
$ in millions		Daily VaR for 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.33	$5.66	$11.88	$0.98
Equity Prices ........................	7.27	7.00	18.85	4.18
Currency Rates ....................	0.52	0.45	0.90	0.11
Commodity Prices ..............	—	0.01	0.03	—
Diversification Effect (1) ....	(5.69)	(4.59)	N/A	N/A
Capital Markets VaR (2) ....	$6.43	$8.53	$12.47	$5.52
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
categories. Diversification benefit equals the difference between aggregated
VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

November 2025 Form 10-K	34
Our average daily firmwide VaR decreased to $11.23 million for 2025 from $13.13 million for 2024, driven by lower equity exposures, partially offset by an increase in exposures to movements in currency rates. The average daily capital markets VaR decreased to $7.64 million for 2025 from $8.53 million for 2024 driven by lower equity exposures, partially offset by an increase in exposures to movements in currency rates and a lower diversification effect.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2025, there were three days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide VaR and capital markets VaR over the last four quarters. In the last quarter of 2025, the firmwide VaR decrease was driven by lower equity exposures, partially offset by an increase in exposures to movements in currency rates.
Daily Net Trading Revenue
There were 23 days with firmwide trading losses out of a total of 250 trading days in 2025. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our activities (in millions):

35	Jefferies Financial Group Inc.
Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2025:

$ in thousands	10% Sensitivity
Investment in funds and other (1) ..........................................................................................................................................................................	$173,595
Private investments ..................................................................................................................................................................................................	64,693
Corporate debt securities in default .......................................................................................................................................................................	17,459
Trade claims ...	2,063
(1)Primarily includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $2.0 million at November 30, 2025, which is included in other comprehensive income.
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
on our long-term debt is also presented in the table below. For additional information, refer to Note 17, Borrowings in our consolidated financial statements included in this Annual Report on Form 10-K.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$211,312	$656,405	$1,378,273	$370,957	$1,508,541	$5,442,407	$9,567,895	$9,710,721
Weighted-Average Interest Rate	5.26%	5.28%	5.16%	5.52%	4.61%	5.74%
Variable Interest Rate Borrowings	$625,000	$725,000	$—	$1,317	$2,236	$1,411,372	$2,764,925	$2,623,848
Weighted-Average Interest Rate	6.44%	6.71%	—%	4.97%	4.84%	5.82%
Borrowings with Foreign Currency Exposure	$962,514	$633,859	$580,100	$584,037	$1,416	$1,153,471	$3,915,397	$3,788,401
Weighted-Average Interest Rate	3.95%	2.59%	3.37%	4.04%	2.50%	5.92%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

November 2025 Form 10-K	36
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
Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In
addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for
consistency with the balance sheet categorization of these
items. Loans and lending also arise in connection with our
portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be
funded equally, to support loan underwritings by Jefferies
Finance. For further information on this facility, refer to Note
10, Investments in our consolidated financial statements
included in this Annual Report on Form 10-K. In addition, we have loans outstanding to certain of our officers and
employees (none of whom are executive officers or directors).
For further information on these employee loans, refer to Note
23, Related Party Transactions in our consolidated financial
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
Current counterparty credit exposures at November 30, 2025 and
2024 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.
Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

37	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
AAA Range	$—	$—	$10.7	$12.0	$—	$—	$10.7	$12.0	$10,140.1	$8,227.9	$10,150.8	$8,239.9
AA Range	91.1	80.0	218.8	190.3	270.5	5.6	580.4	275.9	156.8	63.8	737.2	339.7
A Range	24.5	0.2	1,081.5	1,145.1	173.6	415.0	1,279.6	1,560.3	3,514.5	3,691.8	4,794.1	5,252.1
BBB Range	263.7	253.5	166.7	31.2	20.2	40.0	450.6	324.7	232.5	169.4	683.1	494.1
BB or Lower	38.4	37.2	42.6	31.2	173.8	78.7	254.8	147.1	—	0.5	254.8	147.6
Unrated	279.5	322.6	—	—	9.9	5.3	289.4	327.9	—	—	289.4	327.9
Total	$697.2	$693.5	$1,520.3	$1,409.8	$648.0	$544.6	$2,865.5	$2,647.9	$14,043.9	$12,153.4	$16,909.4	$14,801.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Asia-Pacific/Latin America/Other	$15.8	$15.8	$234.6	$130.4	$0.4	$0.2	$250.8	$146.4	$766.3	$520.3	$1,017.1	$666.7
Europe and the Middle East	1.7	0.2	426.5	523.2	88.4	88.7	516.6	612.1	71.3	70.8	587.9	682.9
North America	679.7	677.5	859.2	756.2	559.2	455.7	2,098.1	1,889.4	13,206.3	11,562.3	15,304.4	13,451.7
Total	$697.2	$693.5	$1,520.3	$1,409.8	$648.0	$544.6	$2,865.5	$2,647.9	$14,043.9	$12,153.4	$16,909.4	$14,801.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Asset Managers, Funds and Investment Advisors (1)(2)	$438.6	$362.7	$83.6	$38.9	$—	$1.6	$522.2	$403.2	$10,140.1	$8,227.9	$10,662.3	$8,631.1
Banks, Broker-Dealers (2)	5.7	13.3	863.8	863.5	478.9	469.4	1,348.4	1,346.2	3,903.8	3,925.5	5,252.2	5,271.7
Corporates (2)	145.3	193.5	—	—	165.8	69.6	311.1	263.1	—	—	311.1	263.1
As Agent Banks (2)	—	—	529.9	474.8	—	—	529.9	474.8	—	—	529.9	474.8
Other (2)	107.6	124.0	43.0	32.6	3.3	4.0	153.9	160.6	—	—	153.9	160.6
Total	$697.2	$693.5	$1,520.3	$1,409.8	$648.0	$544.6	$2,865.5	$2,647.9	$14,043.9	$12,153.4	$16,909.4	$14,801.3
(1)Includes a $250.0 million secured revolving credit facility to Jefferies Finance at November 30, 2025.
(2)Prior period amounts have been revised to conform with the current period presentation.

November 2025 Form 10-K	38
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
following tables reflect our top exposures at November 30, 2025 and 2024 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	November 30, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$175.2	$(152.5)	$46.3	$—	$56.9	$373.3	$—	$499.2	$499.2
United Kingdom	1,391.5	(806.6)	(260.2)	0.9	44.6	84.1	7.8	454.3	462.1
Hong Kong	54.6	(41.0)	1.7	—	24.3	—	294.9	39.6	334.5
Australia	837.8	(611.8)	(87.4)	—	11.6	0.2	92.8	150.4	243.2
France	628.5	(405.8)	(131.4)	0.9	149.2	—	0.1	241.4	241.5
Japan	1,570.6	(1,929.7)	364.7	—	67.6	0.1	140.0	73.3	213.3
Spain	546.6	(341.8)	(76.3)	—	74.9	0.2	1.1	203.6	204.7
India	19.9	(17.8)	0.6	—	—	—	198.9	2.7	201.6
Sweden	250.9	(168.4)	52.7	—	—	—	10.5	135.2	145.7
Taiwan	1,119.2	(903.9)	(172.2)	—	101.5	—	—	144.6	144.6
Total	$6,594.8	$(5,379.3)	$(261.5)	$1.8	$530.6	$457.9	$746.1	$1,944.3	$2,690.4

	November 30, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$259.2	$(280.1)	$109.7	$—	$46.6	$360.1	$59.3	$495.5	$554.8
United Kingdom	1,332.5	(680.8)	(364.3)	0.1	95.8	76.5	37.9	459.8	497.7
France	592.2	(495.0)	7.7	0.1	184.9	1.6	—	291.5	291.5
Hong Kong	73.5	(36.5)	(6.0)	—	2.4	—	250.0	33.4	283.4
Spain	403.1	(263.6)	(6.0)	—	63.1	1.2	0.5	197.8	198.3
Netherlands	484.1	(450.4)	125.4	—	5.7	1.7	0.1	166.5	166.6
Japan	2,146.0	(2,093.5)	0.4	—	63.2	—	37.4	116.1	153.5
Australia	523.8	(426.8)	(16.8)	—	26.5	—	44.6	106.7	151.3
India	27.4	(29.7)	—	—	—	—	142.9	(2.3)	140.6
Italy	1,070.9	(569.3)	(402.9)	—	0.4	—	1.1	99.1	100.2
Total	$6,912.7	$(5,325.7)	$(552.8)	$0.2	$488.6	$441.1	$573.8	$1,964.1	$2,537.9
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
Item 7A. Quantitative and Qualitative Disclosures About Market
Risk
Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial
Condition and Results of Operations —Risk Management” in
Part II, Item 7 of this Form 10-K.

November 2025 Form 10-K	40
Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control over Financial Reporting ......................................................................................................................................	41
Reports of Independent Registered Public Accounting Firm ...................................................................................................................................................	42
Consolidated Statements of Financial Condition ......................................................................................................................................................................	45
Consolidated Statements of Earnings .........................................................................................................................................................................................	46
Consolidated Statements of Comprehensive Income ..............................................................................................................................................................	47
Consolidated Statements of Changes in Equity .........................................................................................................................................................................	48
Consolidated Statements of Cash Flows ....................................................................................................................................................................................	49
Notes to Consolidated Financial Statements .............................................................................................................................................................................	51

41	Jefferies Financial Group Inc.
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
Management evaluated our internal control over financial reporting as of November 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated
Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of
November 30, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 44.

November 2025 Form 10-K	42
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries
(the “Company”) as of November 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended November 30, 2025, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control —
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
January 28, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of financial assets and liabilities measured at fair value on a recurring basis that incorporate significant unobservable inputs or complex models/methodologies - Refer to Note 2 and Note 5 to the financial statements
Critical Audit Matter Description
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and estimates by:
◦Developing independent valuation estimates and comparing such estimates to management’s recorded values.

43	Jefferies Financial Group Inc.
◦Comparing management’s assumptions and both observable and unobservable inputs to relevant audit evidence, including external sources, where available.
•We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to transactions or events occurring after the valuation date, when available.
/s/ Deloitte & Touche LLP
New York, New York
January 28, 2026
We have served as the Company’s auditor since 2017.

November 2025 Form 10-K	44
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the “Company”) as of
November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated
Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the consolidated financial statements as of and for the year ended November 30, 2025, of the Company and our report dated January
28, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
January 28, 2026

45	Jefferies Financial Group Inc.
Consolidated Statements of Financial Condition

	November 30,
$ in thousands, except share and per share amounts	2025	2024
Assets
Cash and cash equivalents ...............................................................................................................................................................	$14,043,889	$12,153,414
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $120,414 of securities at fair value at November 30, 2024) .........................................................	917,697	1,132,612
Financial instruments owned, at fair value (includes securities pledged of $17,419,373 and $18,441,751) .......................	27,722,739	24,138,274
Investments in and loans to related parties ...................................................................................................................................	1,496,125	1,385,658
Securities borrowed ...........................................................................................................................................................................	8,295,161	7,213,421
Securities purchased under agreements to resell ........................................................................................................................	8,449,107	6,179,653
Securities received as collateral, at fair value ................................................................................................................................	200,495	185,588
Receivables:
Brokers, dealers and clearing organizations ...............................................................................................................................	4,310,143	2,666,591
Customers ........................................................................................................................................................................................	3,439,921	2,494,717
Fees, interest and other ..................................................................................................................................................................	806,324	663,536
Premises and equipment ..................................................................................................................................................................	1,246,470	1,194,720
Goodwill ...............................................................................................................................................................................................	1,837,570	1,827,938
Assets held for sale ...........................................................................................................................................................................	—	51,885
Other assets (includes assets pledged of $627,259 and $429,347) ..........................................................................................	3,246,706	3,072,302
Total assets ........................................................................................................................................................................................	$76,012,347	$64,360,309
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$1,767,206	$443,160
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	13,320,152	11,007,328
Securities loaned ................................................................................................................................................................................	2,540,759	2,540,861
Securities sold under agreements to repurchase .........................................................................................................................	12,156,737	12,337,935
Other secured financings (includes $425,964 and $24,848 at fair value) .................................................................................	2,885,878	2,183,000
Obligation to return securities received as collateral, at fair value .............................................................................................	200,495	185,588
Payables:
Brokers, dealers and clearing organizations ...............................................................................................................................	6,955,100	3,686,367
Customers ........................................................................................................................................................................................	5,216,714	4,073,975
Lease liabilities ...................................................................................................................................................................................	594,097	635,306
Accrued expenses and other liabilities ...........................................................................................................................................	3,836,709	3,510,831
Long-term debt (includes $3,734,843 and $2,351,346 at fair value) ..........................................................................................	15,895,891	13,530,565
Total liabilities ....................................................................................................................................................................................	65,369,738	54,134,916
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Series B preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 206,296,167 and 205,504,272 shares issued and outstanding, after deducting 114,821,903 and 115,613,798 shares held in treasury ..................................................	206,296	205,504
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,177,954	2,104,199
Accumulated other comprehensive loss ........................................................................................................................................	(384,434)	(423,131)
Retained earnings ..............................................................................................................................................................................	8,574,825	8,270,145
Total Jefferies Financial Group Inc. shareholders' equity ..........................................................................................................	10,574,696	10,156,772
Noncontrolling interests ...................................................................................................................................................................	67,507	68,215
Total equity .........................................................................................................................................................................................	10,642,203	10,224,987
Total liabilities and equity ................................................................................................................................................................	$76,012,347	$64,360,309
See accompanying notes to consolidated financial statements.

November 2025 Form 10-K	46
Consolidated Statements of Earnings

	Year Ended November 30,
$ in thousands, except per share amounts	2025	2024	2023
Revenues
Investment banking ..........................................................................................................................................	$3,799,290	$3,309,060	$2,169,366
Principal transactions ......................................................................................................................................	1,610,960	1,816,963	1,413,283
Commissions and other fees ..........................................................................................................................	1,322,753	1,085,349	905,665
Asset management fees and revenues .........................................................................................................	130,673	86,106	82,574
Interest ................................................................................................................................................................	3,402,317	3,543,497	2,868,674
Other ...................................................................................................................................................................	557,684	674,094	1,837
Total revenues ..................................................................................................................................................	10,823,677	10,515,069	7,441,399
Interest expense ................................................................................................................................................	3,479,926	3,480,266	2,740,982
Net revenues .....................................................................................................................................................	7,343,751	7,034,803	4,700,417
Non-interest expenses
Compensation and benefits ............................................................................................................................	3,860,255	3,659,588	2,535,272
Brokerage and clearing fees ............................................................................................................................	489,203	432,721	366,702
Underwriting costs ............................................................................................................................................	85,838	68,492	61,082
Technology and communications ..................................................................................................................	598,187	546,655	477,028
Occupancy and equipment rental ...................................................................................................................	126,414	118,611	106,051
Business development .....................................................................................................................................	335,683	283,459	177,541
Professional services .......................................................................................................................................	313,821	296,204	266,447
Depreciation and amortization ........................................................................................................................	192,281	190,326	112,201
Cost of sales ......................................................................................................................................................	190,934	206,283	29,435
Other expenses ..................................................................................................................................................	280,146	226,918	214,389
Total non-interest expenses ...........................................................................................................................	6,472,762	6,029,257	4,346,148
Earnings from continuing operations before income taxes .......................................................................	870,989	1,005,546	354,269
Income tax expense ..........................................................................................................................................	184,570	293,194	91,881
Net earnings from continuing operations .....................................................................................................	686,419	712,352	262,388
Net (losses) earnings from discontinued operations (including gain on disposal of $0, $3,493, $0), net of income tax (expense) benefit of $(4,374), $17,063, and $0 ........................................................	(4,374)	3,667	—
Net earnings ......................................................................................................................................................	682,045	716,019	262,388
Net losses attributable to noncontrolling interests .....................................................................................	(28,430)	(27,364)	(14,846)
Net losses attributable to redeemable noncontrolling interests ...............................................................	—	—	(454)
Preferred stock dividends ................................................................................................................................	79,684	74,110	14,616
Net earnings attributable to common shareholders ..................................................................................	$630,791	$669,273	$263,072

Earnings per common share
Basic from continuing operations ..................................................................................................................	$2.95	$3.05	$1.12
Diluted from continuing operations ................................................................................................................	2.85	2.96	1.10
Basic ...................................................................................................................................................................	2.93	3.08	1.12
Diluted .................................................................................................................................................................	2.83	2.99	1.10

Weighted-average common shares outstanding
Basic ...................................................................................................................................................................	215,096	217,079	232,609
Diluted .................................................................................................................................................................	222,746	223,650	236,620
See accompanying notes to consolidated financial statements.

47	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
$ in thousands	2025	2024	2023
Net earnings .......................................................................................................................................................	$682,045	$716,019	$262,388
Other comprehensive income (loss), net of tax: ............................................................................................
Currency translation adjustments and other (1) ...........................................................................................	28,561	(11,300)	57,530
Changes in fair value related to instrument-specific credit risk (2) ...........................................................	5,976	(24,718)	(77,420)
Minimum pension liability adjustments (3) ...................................................................................................	3,550	6,243	2,467
Unrealized gains on available-for-sale securities ........................................................................................	610	2,189	1,297
Total other comprehensive income (loss), net of tax (4) ............................................................................	38,697	(27,586)	(16,126)
Comprehensive income .....................................................................................................................................	720,742	688,433	246,262
Net losses attributable to noncontrolling interests .......................................................................................	(28,430)	(27,364)	(14,846)
Net losses attributable to redeemable noncontrolling interests .................................................................	—	—	(454)
Preferred stock dividends .................................................................................................................................	79,684	74,110	14,616
Comprehensive income attributable to common shareholders ................................................................	$669,488	$641,687	$246,946
(1)Includes income tax expense of $13.9 million, $1.6 million and $3.1 million for the years ended November 30, 2025, 2024 and 2023, respectively.
(2)Includes income tax expense of $7.9 million for the year ended November 30, 2025 and income tax benefit of $9.0 million and $29.0 million for the years ended
November 30, 2024 and 2023, respectively.
(3)Includes income tax expense of $1.2 million and $2.2 million for the years ended November 30, 2025 and 2024, respectively.
(4)Includes unrealized losses of $2.2 million for the year ended November 30, 2024 related to currency translation adjustments attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

November 2025 Form 10-K	48
Consolidated Statements of Changes in Equity

$ in thousands, except share amounts	Year Ended November 30,
	2025	2024	2023
Preferred shares $1 par value
Balance, beginning of period ...........................................................................................................................	$55	$42	$—
Conversion of common shares to preferred shares .................................................................................	—	13	42
Balance, end of period .....................................................................................................................................	$55	$55	$42
Common shares $1 par value
Balance, beginning of period ...........................................................................................................................	$205,504	$210,627	$226,130
Purchase of common shares for treasury ..................................................................................................	(735)	(1,089)	(4,887)
Conversion of 125,000 preferred shares to common shares ..................................................................	—	—	4,654
Conversion of common shares to preferred shares .................................................................................	—	(6,562)	(21,000)
Other .................................................................................................................................................................	1,527	2,528	5,730
Balance, end of period .....................................................................................................................................	$206,296	$205,504	$210,627
Additional paid-in capital
Balance, beginning of period ...........................................................................................................................	$2,104,199	$2,044,859	$1,967,781
Share-based compensation expense ..........................................................................................................	88,227	63,119	45,360
Change in fair value of redeemable noncontrolling interests ..................................................................	—	—	(390)
Purchase of common shares for treasury ..................................................................................................	(57,780)	(43,223)	(164,515)
Conversion of 125,000 preferred shares to common shares ..................................................................	—	—	120,346
Dividend equivalents ......................................................................................................................................	31,666	19,016	24,140
Conversion of common shares to preferred shares .................................................................................	—	16,393	52,458
Change in equity interest related to consolidated subsidiaries ..............................................................	(3,200)	(2,631)	(6,307)
Other .................................................................................................................................................................	14,842	6,666	5,986
Balance, end of period .....................................................................................................................................	$2,177,954	$2,104,199	$2,044,859
Accumulated other comprehensive loss, net of tax
Balance, beginning of period ...........................................................................................................................	$(423,131)	$(395,545)	$(379,419)
Other comprehensive income (loss), net of tax .........................................................................................	38,697	(27,586)	(16,126)
Balance, end of period .....................................................................................................................................	$(384,434)	$(423,131)	$(395,545)
Retained earnings
Balance, beginning of period ...........................................................................................................................	$8,270,145	$7,849,844	$8,418,354
Net earnings attributable to Jefferies Financial Group Inc. .....................................................................	710,475	743,383	275,670
Dividends - common shares ($1.60, $1.30, and $1.20 per share) ...........................................................	(361,696)	(290,086)	(290,135)
Dividends - preferred shares .........................................................................................................................	(44,100)	(31,894)	(12,600)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	(644)	(14,813)
Distribution of Vitesse Energy, Inc. ..............................................................................................................	—	—	(526,964)
Other .................................................................................................................................................................	1	(458)	332
Balance, end of period .....................................................................................................................................	$8,574,825	$8,270,145	$7,849,844
Total Jefferies Financial Group Inc. shareholders' equity .........................................................................	$10,574,696	$10,156,772	$9,709,827
Noncontrolling interests
Balance, beginning of period ...........................................................................................................................	$68,215	$92,308	$62,633
Net losses attributable to noncontrolling interests ...................................................................................	(28,430)	(27,364)	(14,846)
Contributions ...................................................................................................................................................	18,209	10,039	78,247
Distributions ....................................................................................................................................................	(14,034)	(13,407)	(31,433)
Other .................................................................................................................................................................	23,547	6,639	(2,293)
Balance, end of period .....................................................................................................................................	$67,507	$68,215	$92,308
Total equity ........................................................................................................................................................	$10,642,203	$10,224,987	$9,802,135
See accompanying notes to consolidated financial statements.

49	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2025	2024	2023
Cash flows from operating activities:
Net earnings .......................................................................................................................................................	$682,045	$716,019	$262,388
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization .....................................................................................................................	201,906	197,850	113,473
Deferred income taxes ..................................................................................................................................	109,937	(4,131)	10,462
Share-based compensation ..........................................................................................................................	88,227	63,119	45,360
Net bad debt expense ....................................................................................................................................	24,426	52,451	67,009
(Income) losses on investments in and loans to related parties ............................................................	(95,275)	(86,466)	192,197
Distributions received on investments in related parties .........................................................................	104,616	60,039	58,336
Gain on sale of subsidiaries and investments in related parties .............................................................	—	(59,105)	—
Loss on assets held for sale .........................................................................................................................	12,566	—	—
Other adjustments ..........................................................................................................................................	492,481	264,680	(99,784)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations ..........................................................	—	—	(110,198)
Receivables:
Brokers, dealers and clearing organizations ...........................................................................................	(1,641,314)	(287,820)	(436,029)
Customers ....................................................................................................................................................	(945,204)	(790,292)	(480,487)
Fees, interest and other ..............................................................................................................................	(151,506)	(69,280)	(103,870)
Securities borrowed .......................................................................................................................................	(1,079,449)	(23,601)	(1,307,125)
Financial instruments owned .......................................................................................................................	(3,447,283)	(2,416,306)	(2,843,554)
Securities purchased under agreements to resell .....................................................................................	(2,261,455)	(237,567)	(1,263,278)
Other assets ....................................................................................................................................................	(359,330)	(339,141)	(551,926)
Payables:
Brokers, dealers and clearing organizations ...........................................................................................	3,266,151	(48,889)	1,054,135
Customers ....................................................................................................................................................	1,142,739	113,418	83,181
Securities loaned ............................................................................................................................................	(2,464)	702,646	431,423
Financial instruments sold, not yet purchased ..........................................................................................	2,302,187	(234,747)	(8,894)
Securities sold under agreements to repurchase ......................................................................................	(188,543)	1,427,068	3,324,482
Lease liabilities ...............................................................................................................................................	(65,791)	(65,417)	(52,129)
Accrued expenses and other liabilities .......................................................................................................	315,190	925,006	(318,798)
Net cash used in operating activities from continuing operations ..........................................................	(1,495,143)	(140,466)	(1,933,626)
Net cash (used in) provided by operating activities from discontinued operations .............................	(4,374)	(68,789)	—
Cash flows from investing activities:
Contributions to investments in and loans to related parties ..................................................................	(953,024)	(1,080,358)	(251,751)
Capital distributions from investments and repayments of loans from related parties ......................	834,842	936,684	116,750
Originations and purchases of automobile loans, notes and other receivables ...................................	—	(89,540)	(441,583)
Principal collections of automobile loans, notes and other receivables ................................................	—	83,268	350,348
Net payments on premises and equipment ...............................................................................................	(207,467)	(250,584)	(1,155)
Proceeds from assets held for sale .............................................................................................................	26,843	—	—
Net cash acquired in business acquisitions ...............................................................................................	—	—	215,187
Proceeds from sales of subsidiary and investment in related parties, net of cash of operations sold ..............................................................................................................................................................	—	610,843	—
Net cash (used in) provided by investing activities from continuing operations ..................................	(298,806)	210,313	(12,204)

November 2025 Form 10-K	50
Consolidated Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2025	2024	2023
Cash flows from financing activities:
Proceeds from short-term borrowings ........................................................................................................	$10,360,275	$6,219,084	$5,413,000
Payments on short-term borrowings ...........................................................................................................	(9,037,414)	(6,743,153)	(5,010,868)
Proceeds from issuance of long-term debt, net of issuance costs ........................................................	6,043,025	5,952,286	2,209,672
Repayment of long-term debt .......................................................................................................................	(4,059,438)	(2,427,653)	(1,282,369)
Proceeds from conversion of common to preferred shares ...................................................................	—	9,844	31,500
Purchase of common shares for treasury ..................................................................................................	(58,515)	(44,312)	(169,402)
Dividends paid to common and preferred shareholders ..........................................................................	(374,130)	(302,964)	(278,595)
Net proceeds from other secured financings ............................................................................................	702,959	877,962	89,073
Net change in bank overdrafts .....................................................................................................................	(2,184)	(23,933)	52,054
Proceeds from contributions of noncontrolling interests ........................................................................	18,209	10,039	—
Payments on distributions to noncontrolling interests ............................................................................	(14,034)	(13,407)	—
Other .................................................................................................................................................................	13,170	6,104	6,059
Net cash provided by financing activities from continuing operations ...................................................	3,591,923	3,519,897	1,060,124
Net cash used in financing activities from discontinued operations ......................................................	—	(170,631)	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ................................	2,372	(2,246)	54,911
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale .....	—	(13,224)	(45,691)
Net increase (decrease) in cash, cash equivalents, and restricted cash ..................................................	1,795,974	3,348,078	(830,795)
Cash, cash equivalents, and restricted cash at beginning of period .........................................................	13,165,612	9,830,758	10,707,244
Cash, cash equivalents, and restricted cash at end of period ...................................................................	$14,961,586	$13,165,612	$9,830,758
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest .............................................................................................................................................................	$3,478,237	$3,440,878	$2,348,061
Income taxes, net (1) .....................................................................................................................................	291,970	257,503	159,359
(1)Includes the purchase of tax credits in the aggregate of $163.6 million for the year ended November 30, 2025.
Noncash investing activities:
During the year ended November 30, 2025, we donated land with a fair market value of $5.7 million.
During the year ended November 30, 2025 and 2024, we had stock distributions of $0.4 million and $0.6 million, respectively, from our equity method investments.
During the year ended November 30, 2023, we had acquisition related activity attributable to Vitesse Oil, LLC of $30.6 million.
Noncash financing activities:
During the year ended November 30, 2023, we had capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc.
During the year ended November 30, 2023, preferred shares of $125.0 million were converted to common shares.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	November 30,
$ in thousands	2025	2024
Cash and cash equivalents ...........................................................................................................................................	$14,043,889	$12,153,414
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	917,697	1,012,198
Total cash, cash equivalents and restricted cash ....................................................................................................	$14,961,586	$13,165,612
See accompanying notes to consolidated financial statements.

51	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	52
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	52
Note 3. Accounting Developments ............................................................................................................................................................................................	58
Note 4. Business Acquisitions and Discontinued Operations ................................................................................................................................................	59
Note 5. Fair Value Disclosures ....................................................................................................................................................................................................	60
Note 6. Derivative Financial Instruments ..................................................................................................................................................................................	72
Note 7. Collateralized Transactions ...........................................................................................................................................................................................	75
Note 8. Securitization Activities .................................................................................................................................................................................................	78
Note 9. Variable Interest Entities ................................................................................................................................................................................................	78
Note 10. Investments ...	81
Note 11. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	85
Note 12. Goodwill and Intangible Assets ..................................................................................................................................................................................	85
Note 13. Revenues from Contracts with Customers ...............................................................................................................................................................	87
Note 14. Compensation Plans ....................................................................................................................................................................................................	89
Note 15. Benefit Plans ...	92
Note 16. Leases ...	93
Note 17. Borrowings ...	94
Note 18. Total Equity ...	96
Note 19. Income Taxes ...	98
Note 20. Commitments, Contingencies and Guarantees .......................................................................................................................................................	100
Note 21. Regulatory Requirements .............................................................................................................................................................................................	101
Note 22. Segment Reporting .......................................................................................................................................................................................................	102
Note 23. Related Party Transactions .........................................................................................................................................................................................	103

November 2025 Form 10-K	52
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
Investment Banking and Capital Markets also includes our
corporate lending joint venture (“Jefferies Finance LLC” or
“Jefferies Finance”), our commercial real estate joint venture
(“Berkadia Commercial Holding LLC” or “Berkadia”) and
historically our automobile lending and servicing activities (sold in April 2024). The Asset Management reportable business
segment provides alternative investment management services
to investors globally and generates investment income from
capital invested in and managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
During the fourth quarter of 2023, we acquired Stratos Group
International (“Stratos”) and OpNet S.p.A. (“OpNet”), investments in our legacy merchant banking portfolio which became
consolidated subsidiaries. In April 2024, we finalized the sale of
Foursight Capital LLC (“Foursight”). In August 2024, OpNet sold substantially all of its wholesale operating assets to Wind Tre
S.p.A., a subsidiary of CK Hutchison Group Telecom Holdings
Ltd. Refer to Note 4, Business Acquisitions and Discontinued
Operations for further information.
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
Certain prior period amounts in our Consolidated Financial
Statements and respective notes have been reclassified to be consistent with the current period presentation. Such
reclassifications had no impact on net earnings, total assets, total liabilities, or stockholders’ equity.
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
Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities
transactions are reported in our Consolidated Statements of
Financial Condition on a settlement date basis with related
income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission
revenues. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts. We also earn
commissions on execution services provided to customers in
facilitating prime brokerage services.
Principal Transactions. Financial instruments owned and
Financial instruments sold, not yet purchased are carried at fair value with gains and losses reflected in Principal transactions revenues, except for derivatives accounted for as hedges (refer to “Hedge Accounting” section herein and Note 6, Derivative
Financial Instruments). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
Investment Banking. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory retainer fees from
restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with

53	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Other Revenues. Other revenues include revenue from the sale of real estate and revenues from providing internet connection and broadband services. Revenues from the sales of real estate are recognized at a point in time when the related transaction is complete. If performance obligations under the contract with a customer related to a parcel of real estate are not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligations is deferred until the
performance obligation is completed. Revenues from internet
connection services are recognized based on volume based
pricing and revenue from activating broadband services are
recognized on a straight-line basis over a two year period. Fees related to selling and licensing information and data to clients is recognized ratably over the related contract service period.
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
circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the
transparency of inputs as follows:

November 2025 Form 10-K	54
Notes to Consolidated Financial Statements

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.
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

55	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Investments in and Loans to Related Parties
Investments in and loans to related parties include investments in operating entities in which we exercise significant influence and investments in limited partnerships or certain limited liability companies where our interest is more than minor. Investments in and loans to related parties also includes loans made to these investees as well as loans to private equity and other entities considered to be integral to our asset management activities.
Investments in and loans to related parties are accounted for using the equity method or at cost, as appropriate, and reviewed for impairment when changes in circumstances may indicate a
decrease in value which is other than temporary. Revenues on
Investments in and loans to related parties are included in Other revenues. Refer to Note 10, Investments, and Note 23, Related
Party Transactions for additional information regarding certain of these investments.
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
When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative
assessment are not conclusive, a quantitative goodwill test is performed. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

November 2025 Form 10-K	56
Notes to Consolidated Financial Statements
The fair value of a reporting unit is based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and
assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange-traded companies and multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an
impairment charge is recorded and the magnitude of such a
charge. Adverse market or economic events could result in
impairment charges in future periods.
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
At November 30, 2025 and 2024, premises and equipment (not
including right-of-use assets) amounted to $1.63 billion and
$1.51 billion, respectively. Accumulated depreciation and
amortization was $907.2 million and $816.1 million at
November 30, 2025 and 2024, respectively.
Depreciation and amortization expense amounted to $192.3
million, $190.3 million and $112.2 million for the years ended
November 30, 2025, 2024 and 2023, respectively.
Leases
For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease
payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed
costs for generally all leases. A corresponding right-of-use
(“ROU”) asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The ROU assets are included within Premises and
equipment on our Consolidated Statements of Financial
Condition and are amortized over the lease term with the
resulting amortization expense included in Occupancy and
equipment rental in our Statements of Consolidated Earnings and
Other adjustments in our Consolidated Statements of Cash
Flows.
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
Real Estate and Costs of Sales
We have a consolidated entity that engages in real estate
activities.
Real estate is classified within Other assets and includes all expenditures incurred in connection with the acquisition,
development and construction of properties. Interest, payroll related to construction, property taxes and other professional fees attributable to land and property construction are capitalized and added to the cost of those properties when active
development begins and ends when the property development is fully completed and ready for its intended use. During the years ended November 30, 2025, 2024 and 2023, capitalized interest of
$23.3 million, $14.2 million and $12.9 million, respectively, was allocated among real estate projects that are currently under development.
Cost of goods sold is recognized within Non-interest expenses.

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
Assets Held for Sale
We classify assets and related liabilities as held for sale when: (i)
management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale generally are presented separately on our Consolidated
Statements of Financial Condition with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these
assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for
recoverability. Refer to Note 4. Business Acquisitions and
Discontinued Operations for additional information.
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
security. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable.

November 2025 Form 10-K	58
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
December 15, 2027, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on our financial statements.

59	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
Adopted Accounting Standards
Segment Reporting. In November 2023, the Financial Accounting
Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU
2023-07”), Improvements to Reportable Segment Disclosures.
The guidance primarily requires enhanced disclosures about
significant segment expenses. We adopted the guidance
beginning with our year ended November 30, 2025, which
impacted our disclosures only. Refer to Note 22, Segment
Reporting for additional information.
Note 4. Business Acquisitions and Discontinued Operations
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
The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale
transaction for wholesale net operating assets operating assets of OpNet. The remaining identifiable assets and assumed
liabilities of OpNet represented the assets and liabilities of
Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian stock exchange. An enterprise value for Tessellis was estimated based on its market capitalization at
November 30, 2023.
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
Foursight
During the second quarter of 2024, we closed the sale of
Foursight and recognized a gain on sale of $24.2 million, which is included within Other revenues.

November 2025 Form 10-K	60
Notes to Consolidated Financial Statements
Note 5. Fair Value Disclosures

	November 30, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$7,664,824	$249,847	$218,853	$—	$8,133,524
Corporate debt securities .....................................................................................	—	5,367,201	37,578	—	5,404,779
Collateralized debt obligations and collateralized loan obligations ...............	—	645,798	40,187	—	685,985
U.S. government and federal agency securities ................................................	2,342,718	106,633	—	—	2,449,351
Municipal securities ..............................................................................................	—	563,994	—	—	563,994
Sovereign obligations ............................................................................................	860,832	815,722	—	—	1,676,554
Residential mortgage-backed securities ............................................................	—	1,827,092	6,663	—	1,833,755
Commercial mortgage-backed securities ..........................................................	—	10,458	348	—	10,806
Other asset-backed securities .............................................................................	—	909,474	133,001	—	1,042,475
Loans and other receivables ................................................................................	—	2,111,517	127,720	—	2,239,237
Derivatives ..............................................................................................................	72	5,519,463	10,311	(3,705,764)	1,824,082
Investments at fair value ......................................................................................	—	13,567	163,107	—	176,674
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$10,868,446	$18,140,766	$737,768	$(3,705,764)	$26,041,216
Securities received as collateral ..........................................................................	$200,495	$—	$—	$—	$200,495

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$5,571,534	$47,631	$155	$—	$5,619,320
Corporate debt securities .....................................................................................	—	2,761,794	3,720	—	2,765,514
Collateralized debt obligations and collateralized loan obligations ...............	—	627	—	—	627
U.S. government and federal agency securities ................................................	1,913,403	4	—	—	1,913,407
Sovereign obligations ............................................................................................	796,564	540,555	—	—	1,337,119
Loans .......................................................................................................................	—	184,391	9,757	—	194,148
Derivatives ..............................................................................................................	24	5,429,227	45,953	(3,985,187)	1,490,017
Total financial instruments sold, not yet purchased .......................................	$8,281,525	$8,964,229	$59,585	$(3,985,187)	$13,320,152
Other secured financings ......................................................................................	$—	$412,510	$13,454	$—	$425,964
Obligation to return securities received as collateral .......................................	200,495	—	—	—	200,495
Long-term debt .......................................................................................................	—	2,671,485	1,063,358	—	3,734,843
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.68 billion at November 30, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

61	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	November 30, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$5,238,058	$302,051	$239,364	$—	$5,779,473
Corporate debt securities .....................................................................................	—	5,310,815	24,931	—	5,335,746
Collateralized debt obligations and collateralized loan obligations ...............	—	1,029,662	63,976	—	1,093,638
U.S. government and federal agency securities ................................................	3,583,139	160,227	—	—	3,743,366
Municipal securities ..............................................................................................	—	320,507	—	—	320,507
Sovereign obligations ............................................................................................	749,912	630,681	172	—	1,380,765
Residential mortgage-backed securities ............................................................	—	2,348,862	7,714	—	2,356,576
Commercial mortgage-backed securities ..........................................................	—	146,752	477	—	147,229
Other asset-backed securities .............................................................................	—	110,687	103,214	—	213,901
Loans and other receivables ................................................................................	—	1,706,152	152,586	—	1,858,738
Derivatives ..............................................................................................................	146	3,181,454	3,926	(2,667,751)	517,775
Investments at fair value ......................................................................................	—	6	137,865	—	137,871
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$9,571,255	$15,247,856	$734,225	$(2,667,751)	$22,885,585
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................................	$120,414	$—	$—	$—	$120,414
Securities received as collateral ..........................................................................	185,588	—	—	—	185,588

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$3,013,877	$73,240	$208	$—	$3,087,325
Corporate debt securities .....................................................................................	—	3,105,010	165	—	3,105,175
U.S. government and federal agency securities ................................................	2,904,379	26	—	—	2,904,405
Sovereign obligations ............................................................................................	667,647	422,124	—	—	1,089,771
Commercial mortgage-backed securities .........................................................	—	—	1,153	—	1,153
Loans .......................................................................................................................	—	92,321	16,864	—	109,185
Derivatives ..............................................................................................................	13	3,477,802	26,212	(2,793,713)	710,314
Total financial instruments sold, not yet purchased .......................................	$6,585,916	$7,170,523	$44,602	$(2,793,713)	$11,007,328
Other secured financings ......................................................................................	$—	$9,964	$14,884	$—	$24,848
Obligation to return securities received as collateral ......................................	185,588	—	—	—	185,588
Long-term debt .......................................................................................................	—	1,529,443	821,903	—	2,351,346
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
Corporate Equity Securities
•Exchange-Traded Equity Securities: Exchange-traded equity
securities are measured based on quoted closing exchange
prices, which are generally obtained from external pricing
services, and are categorized within Level 1 of the fair value hierarchy. Otherwise, they are categorized within Level 2 of the fair value hierarchy to the extent these securities are actively traded and valuation adjustments are not applied..
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
comparable companies, judgment must be applied to adjust
the pricing data to account for differences between the
measured security and the comparable security (e.g., issuer

November 2025 Form 10-K	62
Notes to Consolidated Financial Statements
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
•High Yield Corporate and Convertible Bonds: A significant
portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using pricing data from external pricing
services and broker quotations, where available, and prices
observed from recently executed market transactions of
institutional size. Where pricing data is less observable,
valuations are categorized within Level 3 of the fair value
hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and
market prices for comparable issuers.
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
securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices.

63	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Commercial Mortgage-Backed Securities
•Agency Commercial Mortgage-Backed Securities (“CMBS”):
Government National Mortgage Association (“Ginnie Mae”)
project loan bonds are measured using recent transactions,
pricing data from external pricing services or discount cash flow methodologies with inputs corroborated from and
benchmarked to observed prices of recent securitization
transactions of similar securities with adjustments
incorporating an evaluation of various factors, including
prepayment speeds, default rates and cash flow structures.
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
Loans and Other Receivables
•Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market
consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are
measured based on price quotations that are considered to be less observable. Price quotations are derived using market
prices for debt securities of the same creditor and estimates of future cash flows. Future cash flows use assumptions
regarding creditor default and recovery rates, credit rating, effective yield and consideration of the issuer’s capital
structure.
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
Derivatives
•Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange
prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange
quotes and/or valuation inputs are generally obtained from
external vendors and pricing services. Broker quotes are
validated that they are tradeable. Listed derivative contracts that use exchange close prices are generally categorized within
Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.
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
significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

November 2025 Form 10-K	64
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
Long-term Debt
Long-term debt includes structured notes where valuation is
linked to the performance of a specific index, a specific equity security or various interest rate-related features, such as
embedded options (caps, floors, and collars), callable or puttable provisions, step-up or step-down coupon structures, and floating-
rate components tied to benchmark indices (e.g., SOFR,
EURIBOR). The various valuation models incorporate our own
credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves,
volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the period, otherwise the notes are categorized within Level 3.
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
Information about our investments in entities that have the
characteristics of an investment company:

	November 30, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ..............	$888,880	$—	Quarterly (42%) Monthly (41%) N/R (17%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3) ..............	66,476	26,828	N/R (100%)	N/R
Credit Funds (4) ..............	490,321	23,847	Quarterly (56%) Monthly (2%) N/R (42%)	90 days 30 days N/R
Real Estate and Other Funds (5) ....	235,846	114,872	Quarterly (19%) N/R (81%)	90 days N/R
Total ......................	$1,681,523	$165,547

	November 30, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ............	$660,720	$—	Quarterly (53%) Monthly (47%)	45 - 90 days 45 - 60 days
Private Equity Funds (3) ............	60,215	30,530	N/R (100%)	N/R
Credit Funds (4)	430,429	30,554	Quarterly (72%) Monthly (3%) N/R (25%)	90 days 30 days N/R
Real Estate and Other Funds (5) .	101,325	232,696	N/R (100%)	N/R
Total ...................	$1,252,689	$293,780
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
•Distressed and event-driven opportunities across structured credit, opportunistic credit, and private credit.
(5)Primarily includes investments in corporate real estate strategies focused on buying or building real estate businesses.

65	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Level 3 Rollforwards

									For instruments still held at November 30, 2025, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2025	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities ...	$239,364	$(14,552)	$31,127	$(3,286)	$—	$—	$(33,800)	$218,853	$(8,419)	$—
Corporate debt securities ......	24,931	5,015	12,441	(1,767)	(2,961)	—	(81)	37,578	3,998	—
CDOs and CLOs .......................	63,976	(15,633)	75,557	(48,218)	(9,799)	—	(25,696)	40,187	(9,638)	—
Sovereign obligations .............	172	2	—	(174)	—	—	—	—	—	—
RMBS ........................................	7,714	235	—	(845)	(441)	—	—	6,663	(8)	—
CMBS ........................................	477	(129)	—	—	—	—	—	348	(129)	—
Other ABS .................................	103,214	(10,760)	94,034	(52,840)	(10,931)	—	10,284	133,001	(5,738)	—
Loans and other receivables .	152,586	(3,054)	165,778	(113,390)	(39,097)	—	(35,103)	127,720	18,629	—
Investments at fair value .......	137,865	19,273	21,547	(292)	(3,951)	—	(11,335)	163,107	15,330	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ...	$208	$(771)	$(413)	$1,131	$—	$—	$—	$155	$779	$—
Corporate debt securities ......	165	2,158	—	508	—	—	889	3,720	(2,158)	—
CMBS ........................................	1,153	35	(35)	—	—	—	(1,153)	—	—	—
Loans ........................................	16,864	(8,476)	(1,038)	119	—	—	2,288	9,757	(7,322)	—
Net derivatives (2) ...................	22,286	(6,031)	(558)	—	(1,753)	22,588	(890)	35,642	(2,454)	—
Other secured financings .......	14,884	(1,210)	—	—	(8,751)	8,531	—	13,454	(74)
Long-term debt ........................	821,903	19,977	—	—	(24,093)	270,483	(24,912)	1,063,358	(14,506)	(5,473)
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
November 30, 2025
Transfers of assets of $82.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $28.4 million, CDOs and CLOs of $20.1 million, corporate equity securities of $17.0 million and other ABS of $15.4 million due to reduced pricing
transparency.
Transfers of assets of $178.3 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $63.5 million, corporate equity securities of $50.8 million, CDOs and CLOs of $45.8 million, investments at fair value of $11.3 million and other ABS of $5.1 million due to greater pricing transparency.
Transfers of liabilities of $16.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $7.2 million, net derivatives of $5.6 million and loans of $2.3 million due to reduced pricing and market transparency.
Transfers of liabilities of $39.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $32.1 million and net derivatives of $6.5 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $19.6 million and net losses on Level 3 liabilities were $5.7 million for the year ended
November 30, 2025. Net losses on Level 3 assets were primarily due to decreased market values in CDOs and CLOs, corporate
equity securities, other ABS and loans and other receivables, partially offset by increases in the market values of investments at fair value and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt and corporate debt securities, partially offset by decreases in the market valuations of loans, certain derivatives and other secured financings.

November 2025 Form 10-K	66
Notes to Consolidated Financial Statements

									For instruments still held at November 30, 2024, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2023	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2024	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$181,294	$(4,616)	$50,297	$(524)	$—	$—	$12,913	$239,364	$(11,718)	$—
Corporate debt securities	26,112	(4,442)	16,219	(7,307)	(400)	—	(5,251)	24,931	(19,872)	—
CDOs and CLOs .................	64,862	(6,194)	34,964	(21,963)	(2,198)	—	(5,495)	63,976	(2,437)	—
Sovereign obligations .......	—	—	172					172	172	—
RMBS ..................................	20,871	(669)	6,874	(5,384)	(51)	—	(13,927)	7,714	(395)	—
CMBS ..................................	508	(31)	—	—	—	—	—	477	(64)	—
Other ABS ...........................	117,661	(22,251)	63,704	(74,139)	(10,284)	—	28,523	103,214	(17,242)	—
Loans and other receivables ....................	130,101	(1,664)	79,399	(41,551)	(20,523)	—	6,824	152,586	(22,108)	—
Investments at fair value .	130,835	(12,142)	19,726	—	(547)	—	(7)	137,865	(12,142)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$676	$682	$(1,150)	$—	$—	$—	$—	$208	$3	$—
Corporate debt securities	124	(3)	—	—	(1,100)	—	1,144	165	105	—
CMBS ..................................	840	(1)	(245)	560	—	—	(1)	1,153	1	—
Loans ..................................	1,521	(148)	(1,443)	16,946	—	—	(12)	16,864	125	—
Net derivatives (2) .............	50,955	(9,648)	—	—	(12,298)	3,766	(10,489)	22,286	8,110	—
Other secured financings .	3,898	4,482	—	—	(4,415)	10,919	—	14,884	(4,482)	—
Long-term debt ..................	744,597	51,747	—	—	(2,109)	28,614	(946)	821,903	(37,526)	(28,442)
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
Level 3 liabilities were primarily due to increased market other secured financings, partially offset by decreases in certain derivatives.

67	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

									For instruments still held at November 30, 2023, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2022	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2023	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$240,347	$(65,037)	$7,865	$(1,228)	$—	$—	$(653)	$181,294	$(11,007)	$—
Corporate debt securities	30,232	1,749	4,132	(18,325)	(200)	—	8,524	26,112	(703)	—
CDOs and CLOs .................	55,824	31,218	51,632	(3,199)	(56,624)	—	(13,989)	64,862	(10,774)	—
RMBS ..................................	27,617	(5,709)	10	—	(247)	—	(800)	20,871	(1,775)	—
CMBS ..................................	839	(331)	—	—	—	—	—	508	(327)	—
Other ABS ...........................	94,677	(17,800)	71,261	(37,088)	(26,936)	—	33,547	117,661	(20,678)
Loans and other receivables ....................	168,875	10,995	55,520	(42,999)	(46,383)	—	(15,907)	130,101	4,168	—
Investments, at fair value .	161,992	83,382	8,852	(15,080)	(107,963)	—	(348)	130,835	(5,762)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$750	$348	$(1,477)	$1,055	$—	$—	$—	$676	$284	$—
Corporate debt securities	500	(35)	(187)	—	—	—	(154)	124	29	—
CMBS ..................................	490	—	—	350	—	—	—	840	—	—
Loans ..................................	3,164	(114)	(1,655)	126	—	—	—	1,521	(992)	—
Net derivatives (2) .............	59,524	(10,405)	(527)	170	(3,496)	2,158	3,531	50,955	6,760	—
Other secured financings .	1,712	2,186	—	—	—	—	—	3,898	(2,186)	—
Long-term debt ..................	661,123	70,945	—	—	—	17,140	(4,611)	744,597	(28,327)	(59,706)
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
•Other ABS of $57.8 million, loans and other receivables of
$16.5 million, corporate debt securities of $8.9 million and corporate equity securities of $5.3 million due to reduced price transparency.
Transfers of assets of $78.2 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $32.4 million, other ABS of
$24.3 million, CDOs and CLOs of $14.0 million and corporate
equity securities of $6.0 million due to greater pricing
transparency supporting classification into Level 2.
Transfers of liabilities of $60.8 million from Level 2 to Level 3 are primarily attributed to:
•Net derivatives of $35.6 million and structured notes within long-term debt of $25.2 million due to reduced pricing and
market transparency.
Transfers of liabilities of $62.0 million from Level 3 to Level 2 are
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
losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreases in certain derivatives.

November 2025 Form 10-K	68
Notes to Consolidated Financial Statements
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
vary from period to period based on purchases and sales of
financial instruments during the period as well as transfers into and out of Level 3 each period.

69	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

November 30, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$218,853
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$85
		Volatility benchmarking	Volatility	44%	-	48%	47%
Corporate debt securities ........................	$37,578	Market approach	Price	$49	-	$121	$72
		Discounted cash flows	Discount rate/yield	18%	-	20%	19%
		Scenario analysis	Estimated recovery percentage	30%			—
CDOs and CLOs ..........................................	$25,824	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	17%			—
		Market approach	Price	$98	-	$100	$99
RMBS ...........................................................	$6,663	Discounted cash flows	Constant prepayment rate	12%			—
			Constant default rate	0.3%			—
			Loss severity	20%			—
			Discount rate/yield	15%			—
Other ABS ...................................................	$129,693	Discounted cash flows	Discount rate/yield	15.5%	-	15.7%	15.6%
			Cumulative loss rate	16.0%	-	16.4%	16.2%
			Duration (years)	1.1	-	1.2	1.1
		Market approach	Price	$116	-	$133	$130
		Scenario analysis	Estimated recovery percentage	66%			—
Loans and other receivables ...................	$127,720	Market approach	Price	$67	-	$129	$97
		Scenario analysis	Estimated recovery percentage	8%	-	100%	35%
Derivatives ..................................................	$6,094
Embedded options		Market approach	Basis points upfront	0.4	-	0.5	0.5
Equity options		Volatility benchmarking	Volatility	34%			—
Investments at fair value ..........................	$157,162
Private equity securities		Market approach	Price	$0	-	$27,989	$2,722
			Discount rate/yield	28%			—
			Estimated revenue	$29,818,082			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities ........................	$3,720	Scenario analysis	Estimated recovery percentage	30%			—
Loans ..........................................................	$9,757	Market approach	Price	$100	-	$129	$117
		Scenario analysis	Estimated recovery percentage	30%			—
Derivatives ..................................................	$45,953
Equity options		Volatility benchmarking	Volatility	34%	-	61%	58%
Embedded options		Market approach	Basis points upfront	0.0	-	21.0	13.3
Other secured financings .........................	$13,454	Scenario analysis	Estimated recovery percentage	74%	-	100%	96%
		Market approach	Price	$114	-	$117	$115
Long-term debt ..........................................	$1,063,358
Structured notes		Market approach	Price	$72	-	$120	$101

November 2025 Form 10-K	70
Notes to Consolidated Financial Statements

November 30, 2024
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$239,364
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$68
Corporate debt securities ........................	$24,931	Market approach	Price	$28	-	$105	$74
CDOs and CLOs ..........................................	$53,388	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	14%	-	32%	26%
		Market approach	Price	$70	-	$106	$94
RMBS ...........................................................	$7,714	Discounted cash flows	Constant prepayment rate	20%			—
			Loss severity	10%			—
			Discount rate/yield	12%			—
Other ABS ...................................................	$98,172	Discounted cash flows	Discount rate/yield	19%	-	30%	25%
			Cumulative loss rate	17%	-	34%	24%
			Duration (years)	0.9	-	1.0	0.9
		Market approach	Price	$106	-	$127	$121
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables ...................	$152,586	Market approach	Price	$17	-	$106	$75
		Scenario analysis	Estimated recovery percentage	3%	-	252%	50%
Derivatives ..................................................	$1,396
Embedded options		Market approach	Basis points upfront	0.3			—
Investments at fair value ..........................	$132,769
Private equity securities		Market approach	Price	$1	-	$8,506	$501
			Discount rate/yield	28%			—
			Estimated revenue	$29,908,372			—
Financial Instruments Sold, Not Yet Purchased:
Loans ..........................................................	$16,864	Market approach	Price	$17	-	$100	$75
		Scenario analysis	Estimated recovery percentage	0%	-	205%	50%
Derivatives ..................................................	$25,045
Equity options		Volatility benchmarking	Volatility	28%	-	102%	49%
Options		Market approach	Basis points upfront	8.0	-	22.3	14.9
Other secured financings .........................	$14,884	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
		Market approach	Price	$117			—
Long-term debt ..........................................	$821,903
Structured notes		Market approach	Price	$61	-	$122	$96
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30,
2025 and 2024, asset exclusions consisted of $28.2 million and
$23.9 million, respectively, primarily composed of CDOs and
CLOs, Investments at fair value, certain derivatives, other ABS and CMBS. At November 30, 2025 and 2024, liability exclusions consisted of $0.2 million and $2.7 million, respectively, primarily composed of CMBS, certain derivatives, corporate equity
securities and corporate debt securities.
Uncertainty of Fair Value Measurement from Use of Significant
Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any)
are described below:
•Non-exchange-traded securities, corporate debt securities,
CDOs and CLOs, loans and other receivables, RMBS, other ABS, private equity securities, certain derivatives, other secured financings and structured notes using a market approach
valuation technique. A significant increase (decrease) in the price of the private equity securities, nonexchange-traded
securities, corporate debt securities, CDOs and CLOs, RMBS,
other ABS, loans and other receivables, other secured
financings and structured notes would result in a significantly

71	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
higher (lower) fair value measurement. A significant increase
(decrease) in the revenue or revenue multiple related to private equity securities would result in a significantly higher (lower)
fair value measurement. A significant increase (decrease) in the discount rate/security yield related to private equity
securities would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver
or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of options.
•Corporate debt securities, loans and other receivables, other
ABS and other secured financings using a scenario analysis
valuation technique. A significant increase (decrease) in the possible recovery rates underlying the financial instrument
would result in a significantly higher (lower) fair value
measurement for the financial instrument.
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
on Long-term debt measured at fair value under the fair value option:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Financial instruments owned:
Loans and other receivables ..........	$20,329	$(24,029)	$46,421
Other secured financings:
Other changes in fair value (2) ......	(4,948)	(4,482)	(2,186)
Long-term debt:
Changes in instrument-specific credit risk (1) ....................................	9,563	(32,580)	(106,801)
Other changes in fair value (2) ......	(45,492)	(115,912)	21,373
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
(2)Other changes in fair value are included in Principal transactions revenues.
Difference between contractual principal and fair value (1):

	November 30,
$ in thousands	2025	2024
Financial instruments owned:
Loans and other receivables (2) ................................	$2,378,747	$1,603,512
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (2) .....	319,394	132,838
Loans and other receivables 90 days or greater past due (2) ..............................................	100,300	48,800
Long-term debt .............................................................	166,273	131,107
Other secured financings ............................................	237	459
(1)Amounts indicate contractual principal greater than or (less than) fair value.
(2)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
Fair value of loans and other receivables on nonaccrual status:

	November 30,
$ in thousands	2025	2024
Financial instruments owned:
Loans and other receivables on nonaccrual status and/or 90 days or greater past due ...........................	$119,900	$126,900
Loans and other receivables 90 days or greater past due .....................................................................	47,000	120,000

November 2025 Form 10-K	72
Notes to Consolidated Financial Statements
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. There were no non-recurring fair value adjustments for the year ended
November 30, 2025. Assets measured at fair value on a non-
recurring basis for which we recognized a non-recurring fair value adjustment for the periods presented:

November 30, 2024 (in thousands)	Level 3	Gains (Losses)
Premises and equipment (1) .........................................	$—	$(1,323)
Exchange ownership interests and registrations (2) .	—	(10)
Other assets (3) ..............................................................	21,900	21,900

November 30, 2023 (in thousands)	Level 3	Gains (Losses)
Exchange ownership interests and registrations (2) .	$—	$(78)
Investments in and loans to related parties (4) .........	—	(57,248)
Other assets (5) ..............................................................	1,755	(2,101)
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
hierarchy.
We have equity securities without readily determinable fair
values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million at both
November 30, 2025 and 2024. There were no net gains or
(losses) recognized on these investments during the years ended
November 30, 2025 and 2024. Net losses of $122.2 million were recognized on these investments during the year ended
November 30, 2023. Impairments and downward adjustments on
these investments during the year ended November 30, 2023
were $80.3 million. There were no impairments and downward
adjustments on these investments during the years ended
November 30, 2025 and 2024. These investments would
generally be presented within Level 3 of the fair value hierarchy.
Note 6. Derivative Financial Instruments
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
The fair value of assets/liabilities in the following tables represent our receivable/payable for derivative financial
instruments, gross of counterparty netting and cash collateral received and pledged.

73	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	November 30, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$—	—	$2,519	4
Foreign exchange contracts:
Bilateral OTC .......................................	40,444	7	574	2
Total derivatives designated as accounting hedges ............................	40,444		3,093
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	232	33,107	24	36,811
Cleared OTC ........................................	806,009	8,148	804,799	8,325
Bilateral OTC .......................................	285,053	1,576	614,104	823
Foreign exchange contracts:
Bilateral OTC .......................................	115,068	34,418	103,297	12,028
Equity contracts:
Exchange-traded ................................	2,776,601	3,275,468	2,156,730	2,298,561
Bilateral OTC .......................................	1,367,089	57,254	1,670,215	36,481
Commodity contracts:
Exchange-traded ................................	452	627	73	668
Bilateral OTC .......................................	6,381	18,497	7,293	15,417
Credit contracts:
Cleared OTC ........................................	10,960	58	17,120	13
Bilateral OTC .......................................	121,557	17	98,456	15
Total derivatives not designated as accounting hedges .......................	5,489,402		5,472,111
Total gross derivative assets/ liabilities:
Exchange-traded ................................	2,777,285		2,156,827
Cleared OTC ........................................	816,969		824,438
Bilateral OTC .......................................	1,935,592		2,493,939
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(1,600,969)		(1,600,969)
Cleared OTC ........................................	(815,810)		(819,548)
Bilateral OTC .......................................	(1,288,985)		(1,564,670)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$1,824,082		$1,490,017
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
Financial Condition.
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Year Ended November 30,
Gains (Losses)	2025	2024	2023
Interest rate swaps (1) ....................	$1,692	$(12,735)	$(78,766)
Long-term debt ................................	(50,844)	(50,407)	21,638
Total ..................................................	$(49,152)	$(63,142)	$(57,128)

November 2025 Form 10-K	74
Notes to Consolidated Financial Statements
(1)Includes net settlements of $(48.0) million, $(62.3) million and $(55.6) million for the years ended November 30, 2025, 2024 and 2023, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss), in our Consolidated
Statements of Comprehensive Income:

$ in thousands	Year Ended November 30,
Gains (Losses)	2025	2024	2023
Foreign exchange contracts ..........	$(41,217)	$(9,652)	$(49,060)
Total ..................................................	$(41,217)	$(9,652)	$(49,060)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Year Ended November 30,
Gains (Losses)	2025	2024	2023
Interest rate contracts ....................	$(62,039)	$108,192	$215,856
Foreign exchange contracts ..........	7,190	68,943	46,744
Equity contracts ...............................	1,926,711	(295,662)	(99,968)
Commodity contracts .....................	23,170	33,384	4,089
Credit contracts ...............................	(10,042)	(18,250)	(10,983)
Total ..................................................	$1,884,990	$(103,393)	$155,738
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
OTC Derivatives
Remaining contract maturities at November 30, 2025:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards .........................	$6,284	$—	$—	$—	$6,284
Equity options and forwards ....	91,052	190,810	—	(282)	281,580
Credit default swaps .................	447	175	25,384	(119)	25,887
Total return swaps .....................	207,007	142,689	217	(32,505)	317,408
Foreign currency forwards, swaps and options ...............	108,744	1,174	—	(29)	109,889
Fixed income forwards .............	93,755	—	—	—	93,755
Interest rate swaps, options and forwards .........................	42,618	148,800	26,491	(15,339)	202,570
Total .............................................	$549,907	$483,648	$52,092	$(48,274)	1,037,373
Cross-product counterparty netting ....................................					(81,044)
Total OTC derivative assets included in Financial instruments owned ..............					$956,329

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ........................	$7,195	$—	$—	$—	$7,195
Equity options and forwards ....	233,440	210,320	—	(282)	443,478
Credit default swaps .................	32	6,083	1,670	(119)	7,666
Total return swaps ....................	342,002	238,354	—	(32,505)	547,851
Foreign currency forwards, swaps and options ..............	57,550	723	—	(29)	58,244
Fixed income forwards .............	1,753	—	—	—	1,753
Interest rate swaps, options and forwards ........................	25,031	79,410	447,897	(15,339)	536,999
Total ............................................	$667,003	$534,890	$449,567	$(48,274)	1,603,186
Cross-product counterparty netting ...................................					(81,044)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased ......					$1,522,142
(1)At November 30, 2025, we held net exchange-traded derivative assets and liabilities and other credit agreements with a fair value of $1.18 billion and
$555.8 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At
November 30, 2025, cash collateral received and pledged was $308.5 million and $587.9 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
Counterparty credit quality with respect to the fair value of our
OTC derivative assets at November 30, 2025:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$302,173
BBB- to BBB+ ...........................................................................................	50,939
BB+ or lower .............................................................................................	267,787
Unrated .....................................................................................................	335,430
Total ..........................................................................................................	$956,329
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	November 30, 2025
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$51.4	$873.2	$924.6

	November 30, 2024
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$395.2	$553.4	$948.6

75	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Contingent Features
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon a specific event related to our credit, primarily downgrades in our credit ratings. The following table presents the aggregate fair value of all derivative
instruments with such credit-risk-related contingent features that are in a net liability position, the collateral amounts we have posted or received in the normal course of business and the
potential collateral we could have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

	November 30,
$ in millions	2025	2024
Derivative instrument liabilities with credit-risk- related contingent features ...................................	$107.3	$102.3
Collateral posted ..........................................................	(70.0)	(50.6)
Collateral received .......................................................	343.3	296.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ..............................................	380.5	347.8
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
the collateral received and the related obligation to return the collateral in our Consolidated Statements of Financial Condition.

	November 30, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,875.2	$1,028.6	$—	$2,903.8
Corporate debt securities .....................	589.7	3,271.5	—	3,861.2
Mortgage-backed and asset-backed securities .....................	—	2,062.6	—	2,062.6
U.S. government and federal agency securities .....................	21.6	9,183.1	—	9,204.7
Municipal securities ........	—	422.3	—	422.3
Sovereign obligations .....	54.3	1,487.7	200.5	1,742.5
Loans and other receivables ..................	—	805.4	—	805.4
Total ..................................	$2,540.8	$18,261.2	$200.5	$21,002.5

	November 30, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$2,059.8	$1,394.2	$3.9	$3,457.8
Corporate debt securities .....................	416.4	4,522.5	—	4,938.9
Mortgage-backed and asset-backed securities .....................	—	2,384.8	—	2,384.8
U.S. government and federal agency securities .....................	30.9	6,837.1	—	6,868.0
Municipal securities ........	—	212.1	—	212.1
Sovereign obligations .....	33.7	1,981.0	181.7	2,196.4
Loans and other receivables ..................	—	757.4	—	757.4
Total ..................................	$2,540.9	$18,088.9	$185.6	$20,815.4

	November 30, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$2,072.7	$123.8	$81.3	$263.0	$2,540.8
Repurchase agreements .	2,108.1	9,569.4	2,959.8	3,623.9	18,261.2
Obligation to return securities received as collateral, at fair value .............................	200.5	—	—	—	200.5
Total ...................................	$4,381.3	$9,693.2	$3,041.1	$3,886.9	$21,002.5

	November 30, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$1,617.8	$154.3	$250.4	$518.4	$2,540.9
Repurchase agreements .	2,258.1	7,055.1	4,182.8	4,592.9	18,088.9
Obligation to return securities received as collateral, at fair value .............................	185.6	—	—	—	185.6
Total ...................................	$4,061.5	$7,209.4	$4,433.2	$5,111.2	$20,815.4

November 2025 Form 10-K	76
Notes to Consolidated Financial Statements
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities
received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending
transactions, satisfy margin requirements on derivative
transactions or cover short positions. At November 30, 2025 and
2024, the approximate fair value of securities received as
collateral by us that may be sold or repledged was $49.68 billion and $37.63 billion, respectively. At November 30, 2025 and 2024, a substantial portion of the securities received by us had been sold or repledged.

77	Jefferies Financial Group Inc.
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
such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S.GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position.

	November 30, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$8,295.2	$—	$8,295.2	$(512.3)	$(1,913.5)	$5,869.4
Reverse repurchase agreements .........................................	14,553.6	(6,104.5)	8,449.1	(2,727.2)	(5,670.2)	51.7
Securities received as collateral, at fair value ...................	200.5	—	200.5	—	(200.5)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.8	$—	$2,540.8	$(512.3)	$(1,920.0)	$108.5
Repurchase agreements .......................................................	18,261.2	(6,104.5)	12,156.7	(2,727.2)	(8,666.7)	762.8
Obligation to return securities received as collateral, at fair value .............................................................................	200.5	—	200.5	—	(200.5)	—

	November 30, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$7,213.4	$—	$7,213.4	$(325.4)	$(1,537.3)	$5,350.7
Reverse repurchase agreements .........................................	11,930.7	(5,751.0)	6,179.7	(1,475.9)	(4,574.0)	129.8
Securities received as collateral, at fair value ...................	185.6	—	185.6	—	(185.6)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.9	$—	$2,540.9	$(325.4)	$(2,091.4)	$124.1
Repurchase agreements .......................................................	18,088.9	(5,751.0)	12,337.9	(1,475.9)	(10,274.6)	587.4
Obligation to return securities received as collateral, at fair value .............................................................................	185.6	—	185.6	—	(185.6)	—
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
(3)Includes $5.81 billion of securities borrowing arrangements, for which we have received securities collateral of $5.69 billion, and $670.0 million of repurchase agreements, for which we have pledged securities collateral of $688.0 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.31 billion of securities borrowing arrangements, for which we have received securities collateral of $5.19 billion, and $645.0 million of repurchase agreements, for which we have pledged securities collateral of $656.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

November 2025 Form 10-K	78
Notes to Consolidated Financial Statements
Note 8. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A portion of our securitization transactions are the securitization of assets issued or
guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not
consolidate the SPEs as we are not considered the primary
beneficiary for these SPEs. Refer to Note 9, Variable Interest
Entities for further discussion on VIEs and our determination of the primary beneficiary.
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
Securitizations that were accounted for as sales in which we had continuing involvement:

	Year Ended November 30,
$ in millions	2025	2024	2023
Transferred assets ..........................	$6,228.9	$5,230.7	$8,664.5
Proceeds on new securitizations ..	6,228.9	5,230.7	8,639.6
Cash flows received on retained interests ............................................	26.1	33.4	22.8
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
November 30, 2025 and 2024.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

	November 30,
$ in millions	2025		2024
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$405.7	$4.0	$3,956.8	$105.7
U.S. government agency CMBS ...	1,108.2	1.1	1,817.1	91.8
CLOs .................................................	10,970.6	436.6	9,001.9	37.2
Consumer and other loans ...........	2,596.7	104.9	1,424.4	52.1
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
Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities, and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the
nonconsolidated VIEs section presented in Note 9, Variable
Interest Entities.
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other
secured financings. The carrying value of assets and liabilities at
November 30, 2025 resulting from transfers of financial assets treated as secured financings was $456.1 million and $456.1
million, respectively. The related liabilities do not have recourse to our general credit.
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
commitments; and
•Loans to, investments in and fees from various investment
vehicles.

79	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
and our market-making activities related to the variable interests.
Consolidated VIEs:

	November 30, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.7
Segregated cash ..............................................................	—	1.4
Financial instruments owned ........................................	1.4	142.6
Securities purchased under agreements to resell (2)	3,043.4	121.5
Receivables from brokers (3) .........................................	—	104.1
Other receivables .............................................................	—	3.1
Other assets (4) ...............................................................	—	87.1
Total assets ......................................................................	$3,044.8	$461.5
Financial instruments sold, not yet purchased ...........	$—	$83.8
Other secured financings (5) .........................................	3,042.4	21.6
Repurchase agreement ...................................................	—	147.8
Other liabilities (6) ...........................................................	7.3	85.1
Long-term debt ................................................................	—	70.2
Total liabilities .................................................................	$3,049.7	$408.5

	November 30, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.6
Financial instruments owned .........................................	—	40.0
Securities purchased under agreements to resell (2)	2,829.7	—
Receivables from brokers (3) .........................................	—	23.5
Other receivables .............................................................	—	3.0
Other assets (4) ...............................................................	—	90.3
Total assets ......................................................................	$2,829.7	$158.4
Financial instruments sold, not yet purchased ...........	$—	$7.6
Other secured financings (5) .........................................	2,823.0	26.1
Other liabilities (6) ...........................................................	6.7	23.1
Long-term debt ................................................................	—	70.1
Total liabilities .................................................................	$2,829.7	$126.9
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, all of which are eliminated in consolidation.
(3)Includes $0.5 million and $1.5 million at November 30, 2025 and 2024, respectively, with related consolidated entities, which are eliminated in consolidation.
(4)Includes $3.4 million and $3.4 million at November 30, 2025 and 2024, respectively, with related consolidated entities, which are eliminated in consolidation.
(5)Includes $780.5 million and $719.0 million at November 30, 2025 and 2024, respectively, with related consolidated entities, which are eliminated in consolidation.
(6)Includes $84.0 million and $22.0 million at November 30, 2025 and 2024, respectively, with related consolidated entities, which are eliminated in consolidation.
Secured Funding Vehicles. We sell agency and non-agency
residential and commercial mortgage loans, and asset-backed
securities to asset-backed financing vehicles pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the
benefit of the vehicle’s debt holders. We also from time to time securitize other financial instruments and own variable interests in other securitization vehicles.
Other. We manage investment vehicles for external investors and for the benefit of our employees and we may also hold a
controlling financial interest in investment vehicles managed by third parties. The assets of these VIEs consist primarily of equity securities and broker receivables. Our variable interests in these vehicles consist of equity securities, management and
performance fees and revenue share arrangements. The
creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
asset management fees for managing the project.
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-

November 2025 Form 10-K	80
Notes to Consolidated Financial Statements
backed transactions. Our variable interest in the VIEs primarily consists of our ownership of certificates issued by the VIEs.
Nonconsolidated VIEs

	November 30, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$1,245.3	$96.5	$7,055.5	$17,600.4
Asset-backed vehicles ........	1,207.3	—	1,797.1	6,616.0
Related party private equity vehicles ............................	3.5	—	14.3	57.7
Other investment vehicles ..	1,722.7	—	2,009.6	74,007.9
Total .......................................	$4,178.8	$96.5	$10,876.5	$98,282.0

	November 30, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$951.8	$26.5	$6,511.1	$14,872.4
Asset-backed vehicles ........	827.4	—	946.3	4,266.7
Related party private equity vehicles ............................	3.7	—	14.0	34.4
Other investment vehicles ..	1,107.8	—	1,365.8	19,064.1
Total .......................................	$2,890.7	$26.5	$8,837.2	$38,237.6
Maximum Disclosure to Loss
Maximum exposure to loss represents the total of the carrying value of our on-balance sheet interests in the unconsolidated
VIEs and the notional amount of any unfunded off-balance sheet arrangements with the unconsolidated VIEs. With respect to
CLOs and asset-backed vehicles, the off-balance sheet
arrangements typically represent the undrawn notional amount of arrangements to finance the acquisition of assets during the warehousing and pre-closing phase of the vehicles. The
maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with the carrying amounts of assets recognized on the Consolidated Statements of Financial
Condition but also potential losses associated with unfunded commitments and other contractual arrangements. The
maximum exposure to loss does not include the offsetting
benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests is not reduced by the amount of collateral held as part of a transaction with a VIE and does not consider any executed forward sale agreements
where we have committed to sell ownership interests in any of the investment vehicles.
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests, sub-investment grade and senior secured U.S. loans, and senior secured Euro-
denominated corporate leveraged loans and bonds. We
underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests where we have been involved in providing underwriting and/or advisory services include:
•Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in a CLO;
•Warehouse funding arrangements in the form of:
◦Participation interests in corporate loans and commitments
to fund such participation interests;
◦Reverse repurchase agreements and commitments to fund
such reverse repurchase agreements;
◦Variable funding notes; and
◦Senior and subordinated notes issued in connection with
CLO warehousing activities.
•Trading positions in securities issued in CLO transactions.
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
Related Party Private Equity Vehicles. We have committed to
invest in private equity funds, (the “JCP Funds”, including JCP
Fund V (refer to Note 10, Investments for further information))
managed by Jefferies Capital Partners, LLC (the “JCP Manager”).
Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP
Manager. Our variable interests consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management
fees earned by the JCP Manager. At November 30, 2025 and
2024, our remaining equity commitment in the JCP Entities was
9.7 million and 9.8 million, respectively. At November 30, 2025 and 2024, we also had remaining commitments of $0.4 million
and 0.5 million, respectively, to a private equity fund managed by us for the benefit of our employees. The carrying value of our collective equity interests were $3.4 million and $3.7 million at
November 30, 2025 and 2024, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the vehicles primarily consist of
private equity and equity related investments.
Other Investment Vehicles. At November 30, 2025 and 2024, our
remaining equity commitment in various other investment
vehicles was $282.2 million and $258.0 million, respectively. The carrying value of our equity investments was $1.72 billion and
$1.11 billion at November 30, 2025 and 2024, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have
assets primarily consisting of private and public equity
investments, debt instruments, trade and insurance claims,
various oil and gas assets and energy tax credits.
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
These securities are accounted for at fair value and included in
Financial instruments owned. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

81	Jefferies Financial Group Inc.
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
At November 30, 2025 and 2024, we held $1.06 billion and $1.84 billion of agency mortgage-backed securities, respectively, and
$156.3 million and $201.1 million of non-agency mortgage-
backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-
backed and other asset-backed secured funding vehicles
discussed are not included in the above table containing
information about our variable interests in nonconsolidated VIEs.
Note 10. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

	November 30,
$ in millions	2025	2024
Total Investments in and loans to related parties ...	$1,496.1	$1,385.7

	Year Ended November 30,
$ in millions	2025	2024	2023
Total equity method pickup earnings (losses) recognized in Other revenues .............................	$95.3	$86.5	$(192.2)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of November 30, 2025, 2024 and 2023, respectively.
Jefferies Finance
Jefferies Finance, our 50/50 joint venture with Massachusetts
Mutual Life Insurance Company (“MassMutual”) structures,
underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments in both broadly syndicated and direct lending loans.
In connection with its Leveraged Finance business, loans are originated primarily through our investment banking efforts and
Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Asset
Management business is a multi-strategy private credit platform that manages proprietary and third-party capital across various types of investment vehicles. Broadly syndicated loan
investments are sourced through transactions arranged by
Jefferies Finance and third-party arrangers and managed through its subsidiary, Apex Credit Partners LLC. Direct lending
investments are primarily sourced through us. Jefferies Finance and its subsidiaries that are involved in investment management are registered investment advisers with the SEC.
At November 30, 2025, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At November 30, 2025, our remaining commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2026 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a secured revolving credit facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the
proceeds of the facility. The total facility is a committed amount of $500.0 million at November 30, 2025. Advances are shared
equally between us and MassMutual. The facility is scheduled to mature on March 1, 2026 with automatic one year extensions
absent a 60 day termination notice by either party. At
November 30, 2025, our $250.0 million commitment was
undrawn.
Activity related to the facility:

	Year Ended November 30,
$ in millions	2025	2024	2023
Interest income ................................	$0.3	$—	$—
Unfunded commitment fees ..........	1.2	1.2	1.2
Selected financial information for Jefferies Finance:

	November 30,
$ in millions	2025	2024
Total assets ..................................................................	$7,356.1	$5,762.6
Total liabilities ..............................................................	5,959.2	4,415.6
Total mezzanine equity ...............................................	14.8	14.4

	November 30,
$ in millions	2025	2024
Our total equity balance ..............................................	$691.0	$666.3

	Year Ended November 30,
$ in millions	2025	2024	2023
Net earnings (losses) .......................	$47.9	$73.0	$(12.5)

November 2025 Form 10-K	82
Notes to Consolidated Financial Statements
Activity related to our other transactions with Jefferies Finance:

	Year Ended November 30,
$ in millions	2025	2024	2023
Origination and syndication fee revenues (1) .....................................	$245.1	$252.3	$133.7
Origination fee expenses (1) ..........	74.5	60.7	28.6
CLO placement and structuring fee revenues (2) ...............................	2.4	1.1	2.1
Placement and referral fee revenues (3) ......................................	23.5	3.6	3.7
Asset management fee revenues (4) ........................................................	7.5	—	—
Underwriting fees (5) ......................	0.5	2.7	—
Service fees (6) ................................	127.5	100.7	100.1
(1)We engage in the origination and syndication of loans underwritten by
Jefferies Finance. In connection with such services, we earn fees, which are recognized in Investment banking revenues. In addition, we pay fees to
Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses.
(2)We act as a placement and/or structuring agent for CLOs managed by
Jefferies Finance, which are recognized as fees and included in Investment banking revenues.
(3)We act as a placement agent for investment funds managed by Jefferies
Finance, which are recognized as fees and included in Commissions and other fees.
(4)Under a fee and revenue sharing agreement with Jefferies Finance, we receive fees, which are included in Asset management fees and revenues.
(5)We act as underwriter in connection with term loans issued by Jefferies
Finance. The fees are included in Investment banking revenues.
(6)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
Additional balances with Jefferies Finance as reported in our
Consolidated Statements of Financial Condition.

	November 30,
$ in millions	2025	2024
Assets
Financial instruments owned, at fair value (1) .........	$10.9	$16.0
Other assets (2) ............................................................	7.0	1.9

Liabilities
Financial instruments sold, not yet purchased, at fair value (1) .............................................................	$0.4	$—
Payables:
Brokers, dealers and clearing organizations (3) .	17.2	—
Customers (4) ..........................................................	3.3	13.7
(1)In connection with our capital markets activities, from time to time we make a market in long-term debt securities and term loans of Jefferies Finance (i.e., we buy and sell debt securities and tern loans of Jefferies Finance).
(2)Receivable for services and certain fees from Jefferies Finance.
(3)Cash collateral, net, received from Jefferies Finance on OTC foreign currency derivatives.
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
Commercial paper issued by Berkadia is supported by a
$1.50 billion surety policy issued by a Berkshire Hathaway
insurance subsidiary and corporate guaranty, and we have
agreed to reimburse Berkshire Hathaway for one-half of any
losses incurred thereunder. At November 30, 2025, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

	November 30,
$ in millions	2025	2024
Total assets ..................................................................	$5,269.8	$4,963.2
Total liabilities ..............................................................	3,953.1	3,515.6
Total noncontrolling interest ......................................	369.0	502.1

	November 30,
$ in millions	2025	2024
Our total equity balance ..............................................	$429.7	$427.7

	Year Ended November 30,
$ in millions	2025	2024	2023
Gross revenues .................................	$1,422.3	$1,210.0	$1,120.2
Net earnings ......................................	232.4	186.0	120.4
Our share of net earnings ................	104.6	85.3	52.5

	Year Ended November 30,
$ in millions	2025	2024	2023
Distributions we received ................	$102.5	$58.5	$58.1
At November 30, 2025 and 2024, we had commitments to
purchase $13.6 million and $21.8 million, respectively, of agency
CMBS from Berkadia.
Activity related to our other transactions with Berkadia:

	Year Ended November 30,
$ in millions	2025	2024	2023
Transaction referral fee revenue (1) ..	$0.1	$0.4	$—
Loan origination fees paid (2) .............	—	0.8	—
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
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and is in the process of being liquidated.

83	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Selected financial information for the real estate investments:

	November 30,
$ in millions	2025	2024
Total assets ..................................................................	$312.6	$326.0
Total liabilities ..............................................................	470.7	484.7

	November 30,
$ in millions	2025	2024
Our total equity balance ..............................................	$98.7	$97.8

	Year Ended November 30,
$ in millions	2025	2024	2023
Net earnings ......................................	$3.6	$5.1	$2.2

	Year Ended November 30,
$ in millions	2025	2024	2023
Distributions we received from Brooklyn Renaissance Hotel ...........	$1.2	$0.4	$—
Distributions we received from 54 Madison .............................................	—	—	19.4
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $2.8 million and $2.9 million at November 30, 2025 and 2024, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund
managers. The following summarizes the results from these
investments which are included in Principal transactions
revenues:

	Year Ended November 30,
$ in millions	2025	2024	2023
Net gains (losses) from our investments in JCP Fund V .............	$(0.1)	$0.7	$(9.0)
At both November 30, 2025 and 2024, our unfunded commitment
relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
Selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.1% of the combined equity interests:

	September 30,
$ in millions	2025 (1)	2024 (1)
Total assets ..................................................................	$8.0	$8.2
Total liabilities ..............................................................	0.1	0.1
Total partners’ capital ..................................................	7.9	8.1

	Twelve Months Ended September 30,
$ in millions	2025 (1)	2024 (1)	2023 (1)
Net (decrease) increase in net assets resulting from operations ..	$(0.2)	$1.8	$61.4
(1)Financial information for JCP Fund V included in our financial position at
November 30, 2025 and 2024 and our results of operations for the years ended November 30, 2025, 2024 and 2023 is based on the periods presented.
Hildene
In July 2024, we invested $25.0 million in the Class A Common
Equity Units of Hildene Insurance Holdings, LLC (“Hildene
Insurance,” an investment fund with insurance exposures. On
March 1, 2025, we made an additional investment of
$75.0 million in Hildene Insurance, which resulted in an increase of our effective ownership from 8.8% to 23.5%. The investment is accounted for under the equity method with a carrying amount of
$113.8 million and $27.5 million at November 30, 2025 and 2024, respectively.
Selected financial information for 100.0% of Hildene Insurance:

	September 30,
$ in millions	2025 (1)	2024 (1)
Total assets .................................................	$498.4	$304.2
Total liabilities .............................................	0.7	0.2
Total members’ equity ................................	497.7	304.0

	Three Months Ended
$ in millions	September 30, 2025	June 30. 2025	March 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations .................	$75.9	$44.9	$27.5	$8.4
(1)Financial information for Hildene Insurance included in our financial position at November 30, 2025 and 2024 and results of operations for the year ended
November 30, 2025 is based on the periods presented.
On December 9, 2025, we entered into an agreement to acquire a
50% interest in Hildene Holding Company, LLC, parent of Hildene
Capital Management, LLC, a credit-focused asset manager and
the parent of Hildene Insurance. We will contribute our existing revenue share, a portion of our interest in a Hildene-managed fund, and $340.0 million in cash. Hildene’s principals will
contribute their ownership interests and approximately
$250.0 million of the fund and related equity interests. Closing is expected in the third quarter of 2026, subject to customary
approvals.
Monashee
We had an equity method investment with a carrying amount of
$15.8 million at November 30, 2023, consisting of shares in
Monashee, an investment management company, registered
investment advisor and general partner of various investment management funds, which provided us with 50.0% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds were met.
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
We also had an investment management agreement whereby
Monashee provides asset management services to us for certain separately managed accounts.
Activity related to these separately managed accounts:

November 2025 Form 10-K	84
Notes to Consolidated Financial Statements

Year Ended November 30,
$ in millions	2023
Investment loss (1) ...................................................................................	$(0.1)
Management fees (2) ...............................................................................	0.8
(1)Included in Principal transactions revenues.
(2)Included in Floor brokerage and clearing fees.
ApiJect
We own shares which represent a 33.6% economic interest in
ApiJect at November 30, 2025 and 2024, which are accounted for at fair value by electing the fair value option available under U.S.
GAAP, and are included within corporate equity securities in
Financial instruments owned, at fair value. At November 30, 2025 and 2024, the total fair value of our total equity investment in common shares of ApiJect was $97.9 million and $116.1 million, respectively, which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to
950,000 shares of common stock at any time or from time to
time on or before April 15, 2032.
During the year ended November 30, 2025, we recognized a
valuation loss of $18.2 million and $0.2 million on our ApiJect common shares and warrants, respectively.
We recognized interest income of $0.2 million on the two
convertible promissory notes during the year ended 2024. During the year ended 2024, we recognized a gain of $1.2 million,
relating to the conversion of the notes.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on January 31, 2026. The loan is accounted for at amortized cost and reported within Other
assets. The loan had a fair value of $23.3 million and
$23.3 million at November 30, 2025 and 2024, respectively, which would be classified as Level 3 in the fair value hierarchy.
In December 2025, we purchased two secured convertible
promissory notes totaling $9.8 million from ApiJect.
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
Stratos
We had a 49.9% voting interest in Stratos and had the ability to significantly influence Stratos through our seats on the board of directors. On September 14, 2023, we acquired the additional
50.1% voting interest in Stratos (refer to Note 4, Business
Acquisitions and Discontinued Operations for further
information). As a result, the financial statements of Stratos are consolidated into our consolidated financial statements. During
2023, prior to the acquisition, we contributed additional capital of
$20.0 million.
Selected financial information for Stratos:

Year Ended November 30,
$ in millions	2023 (1)
Net losses ...................................................................................................	$(36.4)
(1) Represents the period prior to the step-acquisition.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously
entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes were recognized within Premises
and equipment at $57.7 million.

	Year Ended November 30,
$ in millions	2025	2024
Operating lease income ..............................................	$6.9	$20.7
Also in December 2023, we provided a loan to the seller for
$30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$1.0 million and $3.1 million during the year ended November 30,
2025 and 2024, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial
instruments owned with a fair value of $43.2 million and $37.1 million at November 30, 2025 and 2024, respectively, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
May 15, 2026, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $2.0 million during the year ended
November 30, 2025.
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
consolidated its assets and liabilities in our consolidated
financial statements as of November 30, 2023. Upon conversion on May 7, 2024, our ownership increased to 57.5% of the

85	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
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
We recognized equity method pickup losses of $254.1 million for the year ended November 30, 2023 in Other revenues.
During the year ended November 30, 2023, we contributed
$167.2 million to OpNet through direct subscription, settlement of subscription advances and the conversion of a shareholder loan.
Selected financial information for OpNet:

Year Ended November 30,
$ in millions	2023
Net losses ...................................................................................................	$(278.3)
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
gain of $1.7 million.
Selected financial information for Golden Queen:

Year Ended November 30,
$ in millions	2023
Net losses ...................................................................................................	$(0.3)
Note 11. Credit Losses on Financial Assets Measured at
Amortized Cost
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
data.
Allowance for credit losses for investment banking receivables:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Beginning balance ...........................	$5,277	$6,306	$5,914
Bad debt expense ............................	7,804	6,314	6,568
Charge-offs .......................................	(3,131)	(2,720)	(3,246)
Recoveries collected .......................	(6,269)	(4,623)	(2,930)
Ending balance (1) ...............................	$3,681	$5,277	$6,306
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
Note 12. Goodwill and Intangible Assets
Goodwill

	Year Ended November 30, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments ..............................................	2,948	10,445	13,393
Measurement period adjustments (1) ........	—	1,802	1,802
Write-off related to disposals .......................	—	(5,563)	(5,563)
Balance, at end of period .............................	$1,535,961	$301,609	$1,837,570
(1)Relates to a measurement period adjustment recorded during the second quarter of 2025 attributable to the Go Internet acquisition. Refer to Note 4,
Business Acquisitions and Discontinued Operations for further discussion.

November 2025 Form 10-K	86
Notes to Consolidated Financial Statements

	Year Ended November 30, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments ..............................................	841	(3,107)	(2,266)
Measurement period adjustments (1) ........	—	(26,230)	(26,230)
Goodwill relating to acquisitions by Tessellis .....................................................	—	8,578	8,578
Balance, at end of period .............................	$1,533,013	$294,925	$1,827,938
(1)Includes a $27.0 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions and Discontinued Operations for further discussion.
Carrying values of goodwill by reporting unit:

	November 30,
$ in millions	2025	2024
Investment banking .............................................................	$702.0	$700.7
Equities and wealth management .....................................	255.9	255.4
Fixed income ........................................................................	578.0	576.9
Asset management .............................................................	143.0	143.0
Other investments ...............................................................	158.7	151.9
Total ......................................................................................	$1,837.6	$1,827.9
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
We test goodwill allocated to our Investment Banking, Equities,
Fixed Income and Asset Management reporting units annually on
August 1 and test goodwill allocated to other individual reporting units annually on November 30. Our annual goodwill impairment testing at August 1, 2025 did not indicate any goodwill
impairment in any of our Investment Banking, Equities and Fixed
Income reporting units, which are part of our Investment Banking and Capital Markets reportable segment and did not indicate any goodwill impairment in our Asset Management reporting unit. Our annual goodwill impairment testing of our other individual
reporting units did not indicate any goodwill impairment.
For our reporting units that are part of our Investment Banking and Capital Markets and Asset Management reportable
segments, we generally perform a quantitative assessment,
which involves a quantitative calculation to estimate the fair value of a reporting unit. Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using methodologies that include a market valuation method that incorporated price-to-
earnings and price-to-book multiples of comparable public
companies and/or projected cash flows. Under the market
valuation approach, the key assumptions are the selected
multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit.
The weight assigned to the multiples requires judgment in
qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In
addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a
control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our quantitative valuation process at August 1.
Intangible Assets
Intangible assets are included in Other assets.

	November 30, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships .............................	$166,328	$622	$(116,810)	$50,140	4.6
Trademarks and trade names ..................	160,674	—	(55,948)	104,726	20.6
Exchange and clearing organization membership interests and registrations	8,717	—	—	8,717	N/A
Other ............................................................	86,815	99	(47,920)	38,994	2.8
Total .............................................................	$422,534	$721	$(220,678)	$202,577

	November 30, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,049	$26,450	$—	$(104,539)	$57,960	5.6
Trademarks and trade names ..............................	146,032	8,533	—	(45,412)	109,153	21.4
Exchange and clearing organization membership interests and registrations ............	8,715	—	(10)	—	8,705	N/A
Other ................................	50,930	26,316	—	(26,693)	50,553	3.9
Total ................................	$341,726	$61,299	$(10)	$(176,644)	$226,371
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4,
Business Acquisitions and Discontinued Operations for further information.
At August 1, 2025, we performed our annual impairment testing of intangible assets with an indefinite useful life consisting of exchange and clearing organization membership interests and
registrations. We utilized quantitative assessments of
membership interests and registrations that have available
quoted sales prices as well as certain other membership
interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, there were no impairment losses on certain
exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market
conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is more likely than not that the intangible assets are not impaired.
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $33.5 million, $30.3 million and $9.3 million for the years ended November 30, 2025, 2024 and 2023, respectively. These expenses are included in Depreciation and amortization.

87	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Estimated future amortization expense:

Year Ending November 30,	$ in thousands
2026 ........................................................................................................	$33,273
2027 ........................................................................................................	29,994
2028 ........................................................................................................	28,505
2029 ........................................................................................................	16,215
2030 ........................................................................................................	9,308
Note 13. Revenues from Contracts with Customers

	Year Ended November 30,
$ in thousands	2025	2024	2023
Revenues from contracts with customers:
Investment banking .........................	$3,787,318	$3,302,664	$2,169,366
Commissions and other fees ........	1,300,950	1,085,349	905,665
Asset management fees ................	67,719	50,700	33,867
Real estate revenues .......................	94,630	119,050	44,825
Internet connection and broadband revenues .................	228,063	240,874	—
Other contracts with customers ....	67,810	59,388	79,485
Total revenue from contracts with customers ...........................	5,546,490	4,858,025	3,233,208
Other sources of revenue:
Principal transactions .....................	1,610,960	1,816,963	1,413,283
Revenues from strategic affiliates	90,567	41,802	48,707
Interest ..............................................	3,402,317	3,543,497	2,868,674
Other .................................................	173,343	254,782	(122,473)
Total revenues .................................	$10,823,677	$10,515,069	$7,441,399
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
customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are

November 2025 Form 10-K	88
Notes to Consolidated Financial Statements
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
recognized into revenue over the 24 month service period.
Disaggregation of Revenue

	Year Ended November 30, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$2,145,422	$—	$2,145,422
Investment banking - Underwriting .........	1,641,897	—	1,641,897
Equities (1) .................................................	1,293,944	—	1,293,944
Fixed income (1) ........................................	7,005	—	7,005
Asset management ...................................	—	67,719	67,719
Other investments .....................................	—	390,503	390,503
Total ............................................................	$5,088,268	$458,222	$5,546,490
Primary geographic region:
Americas .....................................................	$3,711,906	$222,549	$3,934,455
Europe and the Middle East .....................	963,294	231,994	1,195,288
Asia-Pacific ................................................	413,068	3,679	416,747
Total ............................................................	$5,088,268	$458,222	$5,546,490

	Year Ended November 30, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,811,633	$—	$1,811,633
Investment banking - Underwriting .........	1,491,030	—	1,491,030
Equities (1) .................................................	1,074,666	—	1,074,666
Fixed income (1) ........................................	8,859	—	8,859
Asset management ...................................	—	50,700	50,700
Other investments ....................................	—	421,137	421,137
Total ............................................................	$4,386,188	$471,837	$4,858,025
Primary geographic region:
Americas .....................................................	$3,196,908	$223,057	$3,419,965
Europe and the Middle East ....................	812,052	245,299	1,057,351
Asia-Pacific ................................................	377,228	3,481	380,709
Total ............................................................	$4,386,188	$471,837	$4,858,025

89	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements

	Year Ended November 30, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$1,198,915	$—	$1,198,915
Investment banking - Underwriting .........	970,451	—	970,451
Equities (1) .................................................	894,602	—	894,602
Fixed income (1) ........................................	10,577	—	10,577
Asset management ...................................	—	33,867	33,867
Other investments .....................................	—	124,796	124,796
Total ............................................................	$3,074,545	$158,663	$3,233,208
Primary geographic region:
Americas .....................................................	$2,349,161	$153,286	$2,502,447
Europe and the Middle East .....................	485,432	2,646	488,078
Asia-Pacific ................................................	239,952	2,731	242,683
Total ............................................................	$3,074,545	$158,663	$3,233,208
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 22, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at November 30, 2025. Investment banking
advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
For the years ended November 30, 2025, 2024, and 2023, we
recognized $85.0 million, $41.0 million and $38.1 million,
respectively, of revenue related to performance obligations
satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was
constrained in prior periods. In addition, we recognized $32.4 million, $32.1 million, and $31.5 million of revenues primarily associated with distribution services for the years ended
November 30, 2025, 2024, and 2023, respectively, a portion of which relates to prior periods.
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
Deferred revenue at November 30, 2025 and 2024 was $92.3
million and $79.1 million, respectively, which is recorded in
Accrued expenses and other liabilities. For the years ended
November 30, 2025, 2024, and 2023, we recognized revenues of
$54.1 million, $34.6 million, and $22.7 million, respectively, that were recorded as deferred revenue at the beginning of the
periods.
We had receivables related to revenues from contracts with
customers of $396.8 million and $275.9 million at November 30,
2025 and 2024, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2025 and 2024, capitalized costs to fulfill a contract were $5.2 million and $5.8 million, respectively, which are recorded in Receivables – Fees, interest and other. For the years ended November 30, 2025, 2024, and 2023, we recognized expenses of $2.1 million, $3.6 million, and $1.8 million,
respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no
significant impairment charges recognized in relation to these capitalized costs for the years ended November 30, 2025, 2024, and 2023.
Note 14. Compensation Plans
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
At November 30, 2025, 11.3 million shares remain available for new grants under the ECP.
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
awards are forfeited due to failure to achieve performance
conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.

November 2025 Form 10-K	90
Notes to Consolidated Financial Statements
Senior Executive Compensation
In December 2021, the Board of Directors granted our senior
executives each a special long-term, five-year retention grant, termed the Leadership Continuity Grant, with a grant date fair value of $25.0 million. Our senior executives will gain the benefits of the retention award after an additional three-year holding period following the five-year service period.
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
In connection with our spin-off of Vitesse Energy, Inc. in January
2023, the options and related dividend equivalent rights were adjusted, resulting in each senior executive holding 2,532,370
Jefferies options exercisable at $22.69 per share and 228,933
Vitesse options exercisable at $8.97 per share, with
corresponding adjustments such that Vitesse regular quarterly cash dividends relating to shares underlying the Vitesse options are taken into consideration in the calculation of the excess dividend equivalents. The stock options became or become
exercisable in three equal annual tranches beginning December
6, 2021, with a final expiration date of December 5, 2030. At
November 30, 2025, stock options of 5,064,740 were outstanding and exercisable.
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
executives as follows:

	Period Grant
	December
$ in millions	2025	2024	2023	2022	2021
RSUs
Aggregate grant date fair value .................................	$14.3	$18.0	$11.7	$13.1	$16.4
Vesting period ........................	3-year cliff	3-year cliff	3-year cliff	3-year cliff	3-year cliff
PSUs
Aggregate target fair value ..	$14.3	$18.0	$8.8	$13.1	$16.4
Service period ........................	3 years	3 years	3 years	3 years	3 years
Performance goals performance period ........	Fiscal 2025 to Fiscal 2027	Fiscal 2024 to Fiscal 2026	Fiscal 2023 to Fiscal 2025	Fiscal 2022 to Fiscal 2024	Fiscal 2021 to Fiscal 2023
Performance target (1) ..	10% ROTE	10% ROTE	10% ROTE	10% ROTE	10% ROTE
Performance range (2) ..	7.5% - 15% ROTE	7.5% - 15% ROTE	7.5% - 15% ROTE	7.5% - 15% ROTE	7.5% - 15% ROTE
(1)ROTE is defined as return on tangible equity measured over three years.
(2)Performance below an ROTE of 7.5% results in forfeiture of all PSUs. An ROTE of 15% or greater results in earning 150% of target PSUs and between 7.5% to
15% , the level of earning PSUs is linearly interpolated.
The following reflects activity in restricted stock, inclusive across all plans:

In thousands, except per share amounts	Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at November 30, 2022 .................................	2,139	27.85
Grants ............................................................................	444	33.16
Fulfillment of vesting requirement ............................	(481)	24.09
Balance at November 30, 2023 .................................	2,102	29.83
Grants ............................................................................	467	37.09
Fulfillment of vesting requirement ............................	(271)	25.65
Balance at November 30, 2024 .................................	2,298	31.80
Grants ............................................................................	52	68.15
Fulfillment of vesting requirement ............................	(189)	33.98
Balance at November 30, 2025 .................................	2,161	$32.50
The following reflects activity in total RSUs, excluding RSUs related to senior executive compensation that contain
performance conditions:

			Weighted-Average Grant Date Fair Value
In thousands, except per share amounts	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Balance at November 30, 2022 ...............	2,308	12,655	$33.70	$24.55
Grants ..........................................................	553	732	34.47	29.35
Distributions of underlying shares ...........	—	(5,485)	—	23.35
Fulfillment of vesting requirement (1) ....	(9)	2,685	21.82	26.50
Balance at November 30, 2023 ...............	2,852	10,587	33.89	26.00
Grants ..........................................................	972	448	38.33	40.06
Distributions of underlying shares ...........	—	(1,849)	—	26.74
Fulfillment of vesting requirement (1) ....	(32)	32	35.21	35.21
Balance at November 30, 2024 ...............	3,792	9,218	35.02	26.57
Grants ..........................................................	2,330	668	55.87	67.95
Distributions of underlying shares ...........	—	(1,362)	—	39.20
Fulfillment of vesting requirement (1) ....	(604)	1,320	35.14	39.05
Balance at November 30, 2025 ...............	5,518	9,844	$43.81	$29.30
(1)Fulfillment of vesting requirement during the years ended November 30, 2025,
2024 and 2023, includes RSUs of 716,000, 0, and 2,438,000, respectively, related to senior executive compensation.
The following reflects activity solely related to the portions of
RSUs related to senior executive compensation that contain
performance conditions:

In thousands, except per share amounts	Target Number of Shares	Weighted- Average Grant Date Fair Value
Balance at November 30, 2022 .................................	1,971	$28.16
Grants ............................................................................	1,379	30.15
Fulfillment of vesting requirement ............................	(2,438)	26.49
Balance at November 30, 2023 .................................	912	35.64
Grants ............................................................................	459	44.93
Balance at November 30, 2024 .................................	1,371	38.75
Grants ............................................................................	252	77.09
Forfeited ........................................................................	(67)	34.99
Fulfillment of vesting requirement ............................	(716)	42.37
Balance at November 30, 2025 .................................	840	$47.53
During the years ended November 30, 2025, 2024 and 2023,
grants are shown with the targeted number of shares.

91	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
In December 2025, the Compensation Committee of our Board of
Directors approved a total of 200,215 PSUs relating to the
December 2023 award based on actual performance from fiscal
2023 to 2025. As a result, 46,355 PSUs were forfeited by senior executives due to achieving actual performance below the
targeted number of shares.
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
Restricted Cash Awards
We provide compensation to new and existing employees in the form of cash awards or loans which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.
Compensation Expense

	Year Ended November 30,
$ in millions	2025	2024	2023
Components of compensation cost:
Restricted cash awards .....................................	$533.3	$450.6	$324.6
Restricted stock and RSUs (1) ..........................	88.2	63.1	45.4
Profit sharing plan ..............................................	13.2	12.7	11.6
Total compensation cost ..................................	$634.7	$526.4	$381.6
(1)Total compensation cost associated with restricted stock and RSUs include the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation costs related to the discount provided to employees in electing to defer compensation under the DCP. These compensation costs were approximately
$1.2 million, $0.7 million and $0.5 million for the years ended November 30,
2025, 2024 and 2023, respectively.
Remaining unamortized amounts related to certain
compensation plans at November 30, 2025:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ...............................	$194.3	3.6
Restricted cash awards ...............................................	909.5	2.5
Total ...............................................................................	$1,103.8
In December 2025, $467.3 million of restricted cash awards,
which contain a future service requirement and are related to the
2025 performance year were approved and awarded. Absent
actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as
follows:

	Year Ended November 30,
$ in millions	2025	2026	2027	Thereafter	Total
Restricted cash awards .	$87.1	$93.3	$89.4	$197.5	$467.3

November 2025 Form 10-K	92
Notes to Consolidated Financial Statements
Note 15. Benefit Plans
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries,
WilTel Communications Group, LLC (“WilTel”), the responsibility for WilTel’s defined benefit pension plan was retained by us. All benefits under this plan were frozen as of October 30,
2005. Jefferies Group LLC Employees’ Pension Plan (the “U.S.
Pension Plan”) is a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December
31, 2005. We contributed $1.8 million to the WilTel plan during the year ended November 30, 2025 and we anticipate making a
$3.9 million contribution to the plan for the year ending
November 30, 2026. We did not contribute to the U.S. Pension
Plan during the year ended November 30, 2025 and we anticipate making $1.4 million contribution to the plan for the year ending
November 30, 2026.
Activity with respect to both plans:

	Year Ended November 30,
$ in thousands	2025	2024
Change in projected benefit obligation:
Projected benefit obligation, beginning of year .......	$163,073	$163,870
Interest cost ..................................................................	7,579	7,986
Actuarial (gains) losses ..............................................	827	3,455
Settlements ...................................................................	(2,799)	—
Benefits paid ..................................................................	(9,203)	(12,238)
Projected benefit obligation, end of year ................	$159,477	$163,073

Change in plan assets:
Fair value of plan assets, beginning of year .............	$149,671	$141,177
Actual return on plan assets .......................................	12,631	18,980
Employer contributions ...............................................	1,808	3,530
Settlements ...................................................................	(2,799)	—
Benefits paid .................................................................	(9,203)	(12,238)
Administrative expenses paid ....................................	(1,647)	(1,778)
Fair value of plan assets, end of year .......................	$150,461	$149,671

Funded status at end of year .....................................	$(9,016)	$(13,402)
As of November 30, 2025 and 2024, $23.8 million and
$28.6 million, respectively, of the net amount recognized in the
Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss)
(substantially all of which were cumulative losses) and
$9.0 million and $13.4 million, respectively, was reflected as accrued pension cost.
Components of net periodic pension cost and other amounts
recognized in other comprehensive income (loss) excluding
taxes:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Interest cost .....................................	$7,579	$7,986	$7,981
Expected return on plan assets .....	(6,308)	(5,796)	(6,411)
Actuarial and Amortization of net losses ................................................	669	484	413
Settlement losses ............................	275	—	370
Net periodic pension cost ..............	$2,215	$2,674	$2,353

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period ..........................................	$(3,097)	$(7,951)	$(2,670)
Settlement losses ............................	(275)	—	—
Amortization of net losses .............	(669)	(485)	782
Total recognized in other comprehensive income (loss) ......	$(4,041)	$(8,436)	$(1,888)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss) ....	$(1,826)	$(5,762)	$465
Accumulated other comprehensive income (loss) at
November 30, 2025 and 2024 has not yet been recognized as
components of net periodic pension cost in the Consolidated
Statements of Earnings.
Assumptions:

	November 30,
	2025	2024
WilTel Plan
Discount rate used to determine benefit obligation	5.00%	5.10%
Weighted-average assumptions used to determine net pension cost:
Discount rate .........................................................	5.10%	5.30%
Expected long-term return on plan assets ........	6.00%	6.00%

U.S. Pension Plan
Discount rate used to determine benefit obligation	4.70%	4.90%
Weighted-average assumptions used to determine net pension cost:
Discount rate .........................................................	4.90%	5.20%
Expected long-term return on plan assets ........	5.00%	5.00%

93	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Pension benefit payments expected to be paid (in thousands):

Fiscal Year:
2026 ............................................................................................................	$27,567
2027 ............................................................................................................	13,435
2028 ............................................................................................................	12,723
2029 ............................................................................................................	13,245
2030 ............................................................................................................	12,921
Years 2031 - 2035 .....................................................................................	59,645
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
Plan Assumptions
To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.5% current expected inflation, 0.5% to 1.5% real rate of return for long duration risk free investments and an additional 0.5% to 1.0% return premium for corporate credit risk.
For U.S. and international equity, we assume an equity risk
premium over risk-free assets equal to 4.3%. We then weighted these assumptions based on invested assets and assumed that
investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of 6.0% and 5.0%
expected long-term rate of return assumption for WilTel and U.S.
Pension plan, respectively, for 2025.
Other
We have defined contribution pension plans, including 401(k)
plans, that cover certain employees. Amounts charged to
expense related to such plans were $14.2 million, $13.6 million and $12.6 million for the years ended November 30, 2025, 2024 and 2023, respectively.
Note 16. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Information related to operating leases in our Consolidated Statements of Financial
Condition:

	November 30,
$ in thousands	2025	2024
Premises and equipment - ROU assets, net .............	$525,658	$553,816

Weighted average:
Remaining lease term (in years) ................................	8.7	9.6
Discount rate .................................................................	5.2%	5.1%
Maturities of our operating lease liabilities and a reconciliation to the Lease liabilities:

$ in thousands	November 30,
Fiscal Year	2025	2024
2025 ...............................................................................	$—	$98,220
2026 ...............................................................................	109,757	107,298
2027 ...............................................................................	101,651	93,675
2028 ...............................................................................	91,957	87,802
2029 ...............................................................................	44,637	40,951
2030 ...............................................................................	57,420	53,104
2031 and thereafter .....................................................	331,099	320,318
Total undiscounted cash flows .................................	736,521	801,368
Less: Difference between undiscounted and discounted cash flows ...........................................	(143,723)	(168,165)
Operating leases amount in our Consolidated Statements of Financial Condition ......................	592,798	633,203
Finance leases amount in our Consolidated Statements of Financial Condition .......................	1,299	2,103
Total amount in our Consolidated Statements of Financial Condition .................................................	$594,097	$635,306
In addition to the table above, at November 30, 2025, we entered into a lease agreement that was signed but had not yet
commenced. This operating lease will commence in 2026 with a lease term of three years. Lease payments for this lease
agreement will be $3.3 million for the period from lease
commencement to the end of the lease term.

November 2025 Form 10-K	94
Notes to Consolidated Financial Statements
Lease costs:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Operating lease costs (1) ................	$91,279	$86,581	$81,194
Variable lease costs (2) ...................	18,772	15,208	14,506
Less: Sublease income ....................	(4,157)	(3,940)	(5,545)
Total lease cost, net ........................	$105,894	$97,849	$90,155
(1)Includes short-term leases, which are not material.
(2)Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.
Consolidated Statements of Cash Flows supplemental
information:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Cash outflows - lease liabilities .....	$101,108	$92,355	$81,831
Non-cash - ROU assets recorded for new and modified leases .........	19,496	154,903	56,968
Note 17. Borrowings
Short-Term Borrowings

	November 30,
$ in thousands	2025	2024
Bank loans and other credit facilities ........................	$568,418	$443,160
Fixed rate callable note ...............................................	1,198,788	—
Total short-term borrowings (1) ...............................	$1,767,206	$443,160
(1)Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At November 30, 2025 and 2024, the weighted average interest rate on bank loans outstanding is 4.92% and 6.25% per annum,
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
reference to the bank’s cost of funding. At November 30, 2025, we were in compliance with all covenants under these credit
facilities.

95	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Long-Term Debt

		November 30,
$ in thousands	Maturity (Fiscal Years)	2025	2024
Parent Co. unsecured borrowings
Fixed rate	2025	$—	$519,738
	2026	869,461	818,819
	2027	1,117,106	587,631
	2028	1,029,501	1,031,076
	2029	586,495	742,427
	2030	1,063,637	1,078,816
	2031 and Later	4,782,178	3,482,998

Variable rate	2026	45,235	41,230
	2027	—	570,432
	2029	1,312	1,311
	2031 and Later	71,924	850,273

Structured notes (1)	2025	—	157,638
	2026	102,743	114,308
	2027	94,777	97,758
	2028	176,009	77,781
	2029	178,956	316,139
	2030	443,825	76,122
	2031 and Later	2,156,638	1,511,599
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		12,719,797	12,076,096
Subsidiaries secured borrowings
Fixed rate (3)	2025	—	160,384
	2026	166,414	42,643
	2027	630,114	13,077
	2028	746,556	35,135
	2029	191,068	104,912

Variable rate	2026	525,000	792,400
	2027	124,458	274,026
Total Subsidiaries secured borrowings .................................................................................................................................................		2,383,610	1,422,577
Subsidiaries unsecured borrowings
Fixed rate	2029	3,937	4,310
	2030	1,416	1,347
	2031 and Later	633,372	—

Variable rate	2026	100,000	26,235
	2027	53,759	—
Total Subsidiaries unsecured borrowings .............................................................................................................................................		792,484	31,892
Total long-term debt (3) ..........................................................................................................................................................................		$15,895,891	$13,530,565
Fair value ....................................................................................................................................................................................................		$16,122,970	$13,734,421
Weighted-average interest rate (4) .......................................................................................................................................................		5.11%	5.30%
Interest rate range (4) ..............................................................................................................................................................................		0.00% - 7.50%	0.00% - 7.66%
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
(2)Carrying values of certain borrowings, totaling $2.68 billion and $2.04 billion for November 30, 2025 and 2024, respectively, include cumulative hedging adjustments of
$142.8 million and $193.7 million at November 30, 2025 and 2024, respectively, associated with interest rate swaps based on designation as fair value hedges.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At November 30, 2025 and 2024, our borrowings under several credit facilities classified within Long-term debt amounted to $803.2 million and $775.3 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Certain of our long-term borrowings are callable by us prior to maturity reflected at their contractual maturity dates. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At November 30, 2025, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes.

November 2025 Form 10-K	96
Notes to Consolidated Financial Statements
For the year ended November 30, 2025, long-term debt increased by $2.37 billion to $15.90 billion at November 30, 2025, primarily due to proceeds of $1.07 billion from the issuances of unsecured senior notes, $698.7 million from net issuances of structured notes, $1.65 billion from increased subsidiaries borrowings and
$296.1 million from currency losses on foreign currency
borrowings. These increases were partially offset by repayments of $1.42 billion on unsecured senior notes.
In January 2026, we issued $1.5 billion aggregate principal
amount of 5.500% Senior Notes due 2036.
Note 18. Total Equity
Common Stock
At November 30, 2025 and 2024, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per
share. At November 30, 2025 and 2024, we had outstanding
206,296,167 and 205,504,272 common shares outstanding,
respectively.
The Board of Directors has authorized the repurchase of
common stock up to $250.0 million under a share repurchase
program. Treasury stock repurchases during the year ended
November 30, 2025 represent repurchases of common stock for
net-share tax withholding under our equity compensation plan.
Preferred Shares
At November 30, 2025 and 2024, 6,000,000 of preferred shares, par value $1 per share, were authorized and 55,125 shares issued and outstanding.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock exchanged. As of November 30, 2025,
SMBC had exchanged approximately 27.6 million shares of
voting common stock for 55,125 shares of Series B Preferred
Stock. At November 30, 2025, SMBC owns approximately 15.7%
of our common stock on an as-converted basis and 14.3% on a
fully-diluted, as-converted basis. The CEO of Sumitomo Mitsui
Financial Group, Inc. serves on our Board of Directors.
Additionally, Refer to Note 23, Related Party Transactions for
further information regarding transactions with SMBC.
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
economic ownership in the Company to up to 20% on an as-
converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company.

97	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Year Ended November 30,
In thousands, except per share amounts	2025	2024	2023
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations ................................................................................................................................	$686,419	$712,352	$262,388
Less: Net losses attributable to noncontrolling interests .....................................................................................................	(28,430)	(24,367)	(15,300)
Mandatorily redeemable convertible preferred share dividends ..........................................................................................	—	—	(2,016)
Allocation of earnings to participating securities (1) .............................................................................................................	(79,684)	(74,110)	(14,729)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share ........	$635,165	$662,609	$260,943
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share .....	$635,165	$662,609	$260,943

Numerator for earnings per common share from discontinued operations:
Net (losses) earnings from discontinued operations, net of taxes .....................................................................................	(4,374)	3,667	—
Less: Net losses attributable to noncontrolling interests .....................................................................................................	—	(2,997)	—
Net (losses) earnings from discontinued operations attributable to common shareholders for basic and diluted earnings per share .................................................................................................................................................................	$(4,374)	$6,664	$—
Net earnings attributable to common shareholders for basic earnings per share .........................................................	$630,791	$669,273	$260,943
Net earnings attributable to common shareholders for diluted earnings per share .......................................................	$630,791	$669,273	$260,943

Denominator for earnings per common share:
Weighted average common shares outstanding ....................................................................................................................	206,214	208,873	222,325
Weighted average shares of restricted stock outstanding with future service required ..................................................	(2,239)	(2,334)	(1,920)
Weighted average RSUs outstanding with no future service required ................................................................................	11,121	10,540	12,204
Weighted average basic common shares ...............................................................................................................................	215,096	217,079	232,609
Stock options and other share-based awards .......................................................................................................................	4,913	3,638	2,085
Senior executive compensation plan RSU awards .................................................................................................................	2,737	2,933	1,926
Weighted average diluted common shares (2) ......................................................................................................................	222,746	223,650	236,620

Earnings (losses) per common share:
Basic from continuing operations ............................................................................................................................................	$2.95	$3.05	$1.12
Basic from discontinued operations ........................................................................................................................................	(0.02)	0.03	—
Basic .............................................................................................................................................................................................	$2.93	$3.08	$1.12
Diluted from continuing operations ...........................................................................................................................................	$2.85	$2.96	$1.10
Diluted from discontinued operations ......................................................................................................................................	(0.02)	0.03	—
Diluted ...........................................................................................................................................................................................	$2.83	$2.99	$1.10
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million, 24.1 million, and 8.9 million for the years ended November 30, 2025, 2024, and 2023, respectively.
Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares were 12.4% and 13.2% of the weighted average common shares outstanding for the years ended November 30, 2025 and 2024, respectively.

November 2025 Form 10-K	98
Notes to Consolidated Financial Statements
Dividends

Year Ended November 30, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
June 25, 2025	August 18, 2025	August 29, 2025	$0.40
September 29, 2025	November 17, 2025	November 26, 2025	$0.40

Year Ended November 30, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35
September 25, 2024	November 18, 2024	November 27, 2024	$0.35
On January 7, 2026, the Board of Directors declared a dividend of
$0.40 per common share to be paid on February 27, 2026 to
common shareholders of record at February 17, 2026.
We paid cash dividends of $44.1 million and $31.9 million for the years ended November 30, 2025 and 2024, respectively, to the
Series B Preferred stockholder. The payment of dividends is
subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our
Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

	November 30,
$ in thousands	2025	2024	2023
Net unrealized losses on available-for-sale securities ...........	$(1,796)	$(2,406)	$(4,595)
Net currency translation adjustments and other ....................	(145,280)	(173,841)	(162,541)
Net unrealized losses related to instrument-specific credit risk ......	(200,688)	(206,664)	(181,946)
Net minimum pension liability .......	(36,670)	(40,220)	(46,463)
Total accumulated other comprehensive loss, net of tax .....	$(384,434)	$(423,131)	$(395,545)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Net unrealized gains on instrument-specific credit risk at fair value (1) .......................................	$12,565	$4,794	$(167)
Foreign currency translation adjustments (2) .................................	—	—	17,506
Amortization of defined benefit pension plan actuarial losses (3) ....	(1,075)	(337)	(631)
Total reclassifications for the period, net of tax ...............................	$11,490	$4,457	$16,708
(1)The amounts include income tax expense of $4.2 million and $1.7 million for the years ended November 30, 2025 and 2024, respectively. The amounts include income tax benefit of $0.1 million for the year ended November 30,
2023. These amounts were reclassified to Principal transaction revenues.
(2)Relates to the acquisition and consolidation of OpNet in the fourth quarter of
2023. Refer to Note 4, Business Acquisitions and Discontinued Operations for
further information. The amount includes income tax expense of $5.4 million for the year ended November 30, 2023, which was reclassified to Other income.
(3)The amounts include income tax benefit of $0.4 million, $0.1 million, and $0.2 million during the years ended November 30, 2025, 2024 and 2023, respectively, which were reclassified to Compensation and benefits expenses.
Refer to Note 15, Benefit Plans for further information.
Note 19. Income Taxes
Provision for income tax expense components:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Current: .............................................
U.S. Federal ......................................	$(1,397)	$138,259	$14,600
U.S. state and local .........................	(28,466)	75,977	14,896
Foreign ..............................................	104,496	83,089	51,923
Total current ....................................	74,633	297,325	81,419
Deferred:
U.S. Federal ......................................	95,071	(9,453)	10,380
U.S. state and local .........................	18,925	(2,912)	3,112
Foreign ..............................................	(4,059)	8,234	(3,030)
Total deferred ..................................	109,937	(4,131)	10,462
Total income tax expense from continuing operations ....................	$184,570	$293,194	$91,881
U.S. and non-U.S. components of earnings from continuing
operations before income tax expense:

	Year Ended November 30,
$ in thousands	2025	2024	2023
U.S. ....................................................	$541,510	$703,981	$177,595
Non-U.S. (1) ......................................	329,479	301,565	176,674
Earnings from continuing operations before income tax expense ............................................	$870,989	$1,005,546	$354,269
(1)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

99	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Income tax expense differed from the amounts computed by
applying the U.S. Federal statutory income tax rate of 21.0% to earnings from continuing operations before income taxes as a result of the following:

	Year Ended November 30,
	2025		2024		2023
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected federal income taxes ...........	$182,908	21.0%	$211,165	21.0%	$74,396	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit ................	28,469	3.3	47,642	4.8	17,071	4.8
International operations (including foreign rate differential) ......	19,003	2.2	19,567	1.9	7,306	2.1
Foreign tax credits, net .............................	(19,231)	(2.2)	(10,324)	(1.0)	(4,504)	(1.3)
Non-deductible executive compensation ..........	12,329	1.4	14,481	1.5	11,664	3.3
Transferrable investment tax credits .......................	(9,761)	(1.1)	—	—	—	—
Employee share- based awards ..........	(3,630)	(0.4)	(12,044)	(1.2)	(16,136)	(4.6)
Change in unrecognized tax benefits related to prior years ...............	(61,147)	(7.0)	(15,696)	(1.6)	(25,561)	(7.2)
Interest on unrecognized tax benefits .....................	5,926	0.7	26,257	2.6	18,988	5.4
Revaluation of deferred tax asset (1) ..............................	17,276	2.0	(1,502)	(0.1)	(2,814)	(0.8)
Interest on amended tax returns ......................	(10,841)	(1.2)	—	—	—	—
Other, net (1) ............	23,269	2.5	13,648	1.3	11,471	3.2
Total income tax expense from continuing operations ................	$184,570	21.2%	$293,194	29.2%	$91,881	25.9%
(1)Prior period amounts have been revised to conform with the current period presentation.
Reconciliation of gross unrecognized tax benefits:

	Year Ended November 30,
$ in thousands	2025	2024	2023
Balance at beginning of period .............	$346,429	$332,323	$349,955
Increases based on tax positions related to the current period ..................	8,340	29,454	1,555
Increases based on tax positions related to prior periods ...........................	4,978	8,022	10,134
Decreases based on tax positions related to prior periods ...........................	(115,339)	(23,370)	(28,622)
Decreases related to settlements with taxing authorities ....................................	(2,771)	—	(699)
Balance at end of period ........................	$241,637	$346,429	$332,323
During 2025, decreases in unrecognized tax benefits based on tax positions related to prior periods are primarily attributable to the resolution of certain state and local tax matters, in addition to expiration of state and local statutes of limitation. Decreases for
2024 and 2023 are primarily attributable to expiration of state and local statutes of limitation.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $190.9 million and $273.8 million (net of Federal benefit) at November 30, 2025 and 2024, respectively.
We recognize interest accrued related to unrecognized tax
benefits and penalties, if any, as components of Income tax
expense. Net interest expense related to unrecognized tax
benefits was $1.2 million, $34.6 million and $25.5 million for the years ended November 30, 2025, 2024 and 2023, respectively. At
November 30, 2025, 2024 and 2023, we had interest accrued of approximately $177.9 million, $176.6 million and $142.1 million, respectively, included in Accrued expenses and other liabilities.
No material penalties were accrued for the years ended
November 30, 2025, 2024 and 2023.
Cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	November 30,
$ in thousands	2025	2024
Deferred tax assets:
Net operating loss carryover ......................................	$273,096	$254,142
Compensation and benefits .......................................	214,845	221,395
Accrued expenses and other ......................................	239,844	195,216
Operating lease liabilities ............................................	132,709	150,665
Capital loss carryforward ............................................	84,643	—
Long-term debt .............................................................	73,834	83,680
Investments in associated companies .....................	—	73,211
Sub-total ........................................................................	1,018,971	978,309
Valuation allowance ....................................................	(261,804)	(240,231)
Total deferred tax assets ...........................................	757,167	738,078
Deferred tax liabilities:
Operating lease right-of-use assets ..........................	117,421	132,867
Investments in associated companies .....................	67,876	—
Amortization of intangibles ........................................	49,869	55,067
Other ..............................................................................	62,949	52,554
Total deferred tax liabilities .......................................	298,115	240,488
Net deferred tax asset, included in Other assets ...	$459,052	$497,590
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $459.1 million at November 30,
2025 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
As of November 30, 2025, we have capital loss carryforwards of
$84.6 million which, if unutilized, will expire in 2031.
We are currently under examination by a number of taxing
jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our
consolidated results of operations for the period in which
resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $36.4 million.

November 2025 Form 10-K	100
Notes to Consolidated Financial Statements
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2022
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2022
Germany ...................................................................................................	2019
Hong Kong ...............................................................................................	2019
India ...........................................................................................................	2011
Note 20. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	2032 and Later	Maximum Payout
Equity commitments (1) .....	$117.0	$100.2	$—	$0.1	$132.8	$350.1
Loan commitments (1) .......	337.8	4.4	16.7	0.2	6.3	365.4
Loan purchase commitments (2) .................	3,466.9	—	—	—	—	3,466.9
Forward starting reverse repos (3) ...............................	5,107.5	—	—	—	—	5,107.5
Forward starting repos (3) .	2,715.5	—	—	—	—	2,715.5
Other unfunded commitments (1) .................	195.4	1,957.6	540.9	25.4	—	2,719.3
Total commitments ............	$11,940.1	$2,062.2	$557.6	$25.7	$139.1	$14,724.7
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at November 30, 2025, Jefferies had also entered into back-to-back committed sale contracts aggregating to
$3.13 billion.
(3)At November 30, 2025, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
November 30, 2025, our outstanding commitments relating to
Jefferies Capital Partners, LLC and its private equity funds were
$9.7 million.
Additionally, at November 30, 2025, we had other outstanding equity commitments to invest up to $195.7 million with strategic affiliates and $129.3 million to energy tax credit vehicles and various other investments.
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2025, we had outstanding loan commitments of $108.0 million to a client and $7.4 million to strategic affiliates.
Loan commitments outstanding at November 30, 2025 also
include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan
underwritings by Jefferies Finance.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at
November 30, 2025:

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	2032 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts— non-credit related .........	$17,971.5	$12,781.6	$10,235.4	$446.0	$101.2	$41,535.7
Total derivative contracts ..............	$17,971.5	$12,781.6	$10,235.4	$446.0	$101.2	$41,535.7
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2025, the fair value of derivative contracts meeting the definition of a guarantee, gross of any counterparty and cash collateral netting, is a liability of approximately $331.8 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the
beginning of construction work and warranty bonds upon
completion of such improvements. These bonds are issued by
surety companies to guarantee a municipality satisfactory

101	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released.
At November 30, 2025, the aggregate amount of infrastructure improvement bonds outstanding was $74.1 million.
Standby Letters of Credit. At November 30, 2025, we provided guarantees to certain counterparties in the form of standby
letters of credit in the amount of $345.6 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.
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
The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or Regulation
1.17. FINRA is the designated examining authority for Jefferies
LLC and the National Futures Association (“NFA”) is the
designated self-regulatory organization (“DSRO”) for Jefferies
LLC as an FCM.
Jefferies Financial Services, Inc. (“JFSI”) is registered with the
SEC as a Security-Based Swap Dealer (“SBS Dealer”) and an OTC
Derivatives Dealer (“OTCDD”) subject to the SEC’s SBS dealer regulatory rules and the SEC’s net capital requirements. JFSI is also registered as a swap dealer with the CFTC and is subject to the CFTC’s regulatory capital requirements pursuant to the
minimum financial requirements for swap dealers. Additionally, as a registered member firm, JFSI is subject to the net capital requirements of the NFA. The SEC is the designated examining authority for JFSI in its capacity as an SBS Dealer and OTCDD, while the NFA is the DSRO for JFSI, as a CFTC registered swap dealer.
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions. This includes Jefferies International
Limited (“JIL”), which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K. and
Jefferies GmbH, which is subject to the regulatory supervision of the German Federal Financial Supervisory Authority.
At November 30, 2025, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$2,262,928	$2,115,314
JFSI - SEC ......................................................................	234,041	200,305
JFSI - CFTC ...................................................................	234,041	203,041
JIL (1) .............................................................................	2,043,400	1,209,300
Jefferies GmbH (1) ......................................................	379,326	184,633
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At November 30, 2025, Jefferies LLC, JFSI, JIL and Jefferies
GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
At November 30, 2025 and 2024, $5.93 billion and $4.96 billion, respectively, of net assets of our consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the parent company. At November 30,
2025 and 2024, $5.30 billion and $4.54 billion, respectively, of these assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2025,
Jefferies LLC had $846.7 million in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.

November 2025 Form 10-K	102
Notes to Consolidated Financial Statements
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2025,
Jefferies LLC had $475.1 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the SEC Rule 15c3-3 customer and PAB requirements are included in Cash and securities
segregated and Securities purchased under agreements to resell.
JFSI is exempt from the CFTC and SEC segregation rules.
Note 22. Segment Reporting
We operate in two reportable business segments: (1) Investment
Banking and Capital Markets and (2) Asset Management. The
Investment Banking and Capital Markets reportable business
segment includes our capital markets activities and investment banking business, which is composed of financial advisory and underwriting activities. The Investment Banking and Capital
Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management
reportable business segment provides investment management
services to investors globally and invests capital in hedge funds, separately managed accounts and third-party asset managers.
Our reportable business segment information is prepared using the following methodologies:
•Net revenues, expenses and income (loss) from equity method investments directly associated with each reportable business segment are included in determining earnings (losses) from
continuing operations before income taxes.
•Net revenues and expenses not directly associated with
specific reportable business segments are allocated based on the most relevant measures applicable, including each
reportable business segment’s net revenues, headcount and
other factors.
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
Our Chief Executive Officer and President serve collectively as our chief operating decision maker (“CODM”). In this capacity, the
CODM evaluates the performance of each business segment and
allocate resources based on a variety of strategic and financial considerations. These considerations include measures of
segment results and profitability, including net revenues and earnings before income taxes, which are calculated in
accordance with U.S. GAAP and align with the amounts reported in our Consolidated Statements of Earnings. The CODM regularly reviews results and profitability measures to monitor budget versus actual results. Furthermore, the ongoing monitoring of budget versus actual results is used to assess the performance of each reportable business segment and significantly influences decisions about allocating resources.

103	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
Summary of our results by reportable business segment:

	Year Ended November 30,
$ in millions	2025	2024	2023
Investment Banking and Capital Markets:
Revenues
Non-interest revenues ...................................	$6,551.9	$6,011.3	$4,331.1
Interest income ..............................................	3,239.3	3,363.2	2,734.0
Total revenues (1) .........................................	9,791.2	9,374.5	7,065.1
Interest expense .............................................	3,183.2	3,170.2	2,560.7
Net revenues (1) ............................................	6,608.0	6,204.3	4,504.4
Non-interest expenses
Compensation and benefits .........................	3,616.0	3,418.6	2,403.0
Brokerage and clearing fees .........................	445.7	372.2	327.4
Technology and communications ...............	541.8	488.5	455.5
Business development ..................................	297.4	243.9	165.8
Other segment items (3) (4) .........................	725.0	658.3	643.4
Total non-interest expenses ........................	5,625.9	5,181.5	3,995.1
Earnings before income taxes ......................	$982.1	$1,022.8	$509.3

Asset Management:
Revenues
Non-interest revenues ...................................	$843.9	$933.4	$233.8
Interest income ..............................................	163.0	180.3	134.6
Total revenues (2) .........................................	1,006.9	1,113.7	368.4
Interest expense .............................................	296.7	310.0	180.1
Net revenues (2) ............................................	710.2	803.7	188.3
Non-interest expenses
Compensation and benefits .........................	244.2	241.0	132.2
Brokerage and clearing fees .........................	43.5	60.6	39.2
Technology and communications ...............	56.4	58.1	21.6
Business development ..................................	38.3	39.6	11.8
Cost of sales ...................................................	190.9	206.3	29.4
Other segment items (3) (5) .........................	273.5	242.2	116.8
Total non-interest expenses ........................	846.8	847.8	351.0
Losses before income taxes (6) (7) ...........	$(136.6)	$(44.1)	$(162.7)

	Year Ended November 30,
	2025	2024	2023
Total of Reportable Business Segments:
Revenues
Non-interest revenues ...................................	$7,395.8	$6,944.7	$4,564.9
Interest income ..............................................	3,402.3	3,543.5	2,868.6
Total revenues ...............................................	10,798.1	10,488.2	7,433.5
Interest expense .............................................	3,479.9	3,480.2	2,740.8
Net revenues ..................................................	7,318.2	7,008.0	4,692.7
Non-interest expenses
Compensation and benefits .........................	3,860.2	3,659.6	2,535.2
Brokerage and clearing fees .........................	489.2	432.8	366.6
Technology and communications ...............	598.2	546.6	477.1
Business development ..................................	335.7	283.5	177.6
Cost of sales ...................................................	190.9	206.3	29.4
Other segment items (3) ...............................	998.5	900.5	760.2
Total non-interest expenses ........................	6,472.7	6,029.3	4,346.1
Earnings before income taxes .....................	$845.5	$978.7	$346.6
(1)Includes total net earnings related to equity method investees of $80.5 million,
$82.8 million and $13.0 million, respectively.
(2)Includes total net earnings (losses) related to equity method investees of
$14.8 million, $3.7 million and $(205.2) million, respectively.
(3)Primarily consists of underwriting costs, occupancy and equipment rental, professional services, and depreciation and amortization.
(4)Includes depreciation and amortization of $101.5 million, $103.0 million and
$89.9 million, respectively.
(5)Includes depreciation and amortization of $90.8 million, $87.3 million and
$22.3 million, respectively.
(6)Consists of earnings before income taxes of $69.4 million, $42.0 million and
$38.0 million, respectively, related to asset management fees and investment return and consists of losses before income taxes of $206.0 million,
$86.1 million and $200.7 million, respectively, related to Other investments.
(7)Includes losses before income taxes related to non-controlling interests of
$28.1 million, $27.4 million and $14.9 million, respectively.
Reconciliation of Reportable Segment Information:

	Year Ended November 30,
$ in millions	2025	2024	2023
Total revenues for reportable segments ...	$7,318.2	$7,008.0	$4,692.7
Other revenues not allocated to segments	25.5	26.8	7.7
Total consolidated net revenues ................	$7,343.7	$7,034.8	$4,700.4

Total earnings for reportable segments ....	$845.5	$978.7	$346.6
Earnings not allocated to segments ...........	25.5	26.8	7.7
Total consolidated earnings ........................	$871.0	$1,005.5	$354.3
Assets by reportable business segment:

	November 30,
$ in millions	2025	2024
Investment Banking and Capital Markets .................	$70,335.5	$59,142.9
Asset Management ......................................................	5,676.8	5,217.4
Total assets ..................................................................	$76,012.3	$64,360.3
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Year Ended November 30,
$ in millions	2025	2024	2023
Americas (1) .....................................	$5,008.6	$4,952.3	$3,625.6
Europe and the Middle East (2) .....	1,781.4	1,577.5	775.9
Asia-Pacific ......................................	553.8	505.0	298.9
Net revenues ....................................	$7,343.8	$7,034.8	$4,700.4
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 23. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At November 30, 2025 and 2024, we had $19.2 million and
$29.4 million, respectively, of loans, net of allowance,
outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in
Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.

November 2025 Form 10-K	104
Notes to Consolidated Financial Statements
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately
$10.4 million and $5.0 million at November 30, 2025 and 2024, respectively.
SMBC
We have a strategic alliance with Sumitomo Mitsui Financial
Group, Inc., Sumitomo Mitsui Banking Corporation (“SMBC”) and
SMBC Nikko Securities Inc. (together referred to as “SMBC
Group”) to collaborate on corporate and investment banking
business opportunities as well as opportunities related to equity sales, trading and research.
The following tables summarize balances with SMBC as reported in our Consolidated Statements of Financial Condition and
Consolidated Statements of Earnings. In addition, the synergies and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

	November 30,
$ in thousands	2025	2024
Assets
Cash and cash equivalents .........................................	$444,506	$542,212
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................	27,975	—
Financial instruments owned, at fair value ...............	395	1,539
Securities borrowed .....................................................	3,872	20,403
Securities purchased under agreements to resell ...	357,261	381,568
Receivables:
Brokers, dealers and clearing organizations ........	7,752	3,012
Customers .................................................................	206	—
Fees, interest and other ...........................................	5,438	7,851
Other assets ..................................................................	6,203	175
Total assets ..................................................................	$853,608	$956,760

Liabilities
Financial instruments sold, not yet purchased, at fair value ...................................................................	$6,763	$1,830
Securities loaned ..........................................................	620	187
Securities sold under agreements to repurchase ...	638,581	631,390
Payables:
Brokers, dealers and clearing organizations .......	470	18,701
Accrued expenses and other liabilities .....................	9,537	6,767
Long-term debt (1) .......................................................	—	—
Total liabilities ..............................................................	$655,971	$658,875
(1)At November 30, 2025, we have a credit facility with SMBC of $700.0 million with an interest rate based on an adjusted SOFR plus a spread.

	Year Ended November 30,
$ in thousands	2025	2024 (1)
Revenues
Investment banking ...............................................................	$22,559	$5,066
Principal transactions (2) .....................................................	(12,205)	(5,997)
Commissions and other fees ...............................................	2,907	895
Interest ....................................................................................	27,512	14,203
Total revenues .......................................................................	40,773	14,167
Interest expense ....................................................................	42,120	13,238
Net revenues ..........................................................................	$(1,347)	$929
Non-interest expenses
Compensation and benefits	$2,911	$—
Technology and communications .......................................	1,452	—
Business development .........................................................	32,538	7,274
Other expenses ......................................................................	456	—
Total non-interest expenses ...............................................	$37,357	$7,274
(1)Amounts reflect activity beginning from August 12, 2024, the date SMBC became a related party.
(2)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 10, Investments for further information.

105	Jefferies Financial Group Inc.
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2025.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of November 30, 2025 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange
Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting
occurred during the quarter ended November 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended November 30, 2025, no directors or executive officers entered into, modified or terminated,
contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the
affirmative defense conditions of Rule 10b5-1.
Item 9C. Disclosure Regarding Foreign Jurisdictions that
Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate
Governance
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2026 Annual Meeting of Shareholders,
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
Proxy Statement for the 2026 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2026 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and
Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the
Proxy Statement for the 2026 Annual Meeting of Shareholders,
which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)
will be contained in the Proxy Statement for the 2026 Annual
Meeting of Shareholders, which is incorporated herein by
reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.
(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.
(a)3. Exhibits

November 2025 Form 10-K	106

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Jefferies Financial Group Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 30, 2023.*
3.2
Certificate of Amendment of the Certificate of Incorporation relating to the
Series B-1 Preferred Stock, is incorporated by reference to Exhibit 3.1 to the
Company’s Current Report on Form 8-K filed on September 19, 2025.*

3.3
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
10.8
Form of Restricted Stock Units Agreement (Time-Based) under the Company’s
Equity Compensation Plan, is incorporated by reference to Exhibit 10.8 of the
Company’s Annual Report on Form 10-K filed on January 28, 2025.* +

10.9
Form of Restricted Stock Units Agreement (Performance-Based) under the
Company’s Equity Compensation Plan, is incorporated by reference to Exhibit
10.9 of the Company’s Annual Report on Form 10-K filed on January 28,
2025.* +

10.10
Form of Restricted Stock Units Agreement (Leadership Continuity Grant)
under the Company’s Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q
filed on April 8, 2022.* +

10.11	Form of Restricted Stock Units Agreement (Service-Based) under the Company’s Equity Compensation Plan. +
10.12
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

10.16
Amended and Restated Exchange Agreement, dated as of September 19,
2025, by and between Jefferies Financial Group Inc., a New York corporation, and Sumitomo Mitsui  Banking Corporation, a joint stock company incorporated in Japan, is incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on September
19, 2025.*

19	Jefferies Financial Group Inc. Insider Trading and Anti-Tipping Policy, is incorporated by reference to Exhibit 19 of the Company’ Annual Report on Form 10-K filed on January 28, 2025.*
21	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
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

Dated: January 28, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

	Name	Title	Date
/s/	JOSEPH S. STEINBERG	Chairman of the Board of Directors	January 28, 2026
Joseph S. Steinberg

/s/	RICHARD B. HANDLER	Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2026
Richard B. Handler

/s/	BRIAN P. FRIEDMAN	President and Director	January 28, 2026
Brian P. Friedman

/s/	MATT LARSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 28, 2026
Matt Larson

/s/	MARK L. CAGNO	Vice President and Controller (Principal Accounting Officer)	January 28, 2026
Mark L. Cagno

/s/	LINDA L. ADAMANY	Director	January 28, 2026
Linda L. Adamany

/s/	ROBERT D. BEYER	Director	January 28, 2026
Robert D. Beyer

/s/	MATRICE ELLIS KIRK	Director	January 28, 2026
Matrice Ellis Kirk

November 2024 Form 10-K	108

/s/	MARYANNE GILMARTIN	Director	January 28, 2026
MaryAnne Gilmartin

/s/	THOMAS W. JONES	Director	January 28, 2026
Thomas W. Jones

/s/	JACOB M. KATZ	Director	January 28, 2026
Jacob M. Katz

/s/	TORU NAKASHIMA	Director	January 28, 2026
Toru Nakashima

/s/	MICHAEL T. O’KANE	Director	January 28, 2026
Michael T. O’Kane

/s/	MELISSA V. WEILER	Director	January 28, 2026
Melissa V. Weiler

S-1	Jefferies Financial Group Inc.
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

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30,
2025 and 2024 and for each of the three fiscal years ended November 30, 2025, 2024 and 2023 .............................................
S-2 - S-5

November 2025 Form 10-K	S-2
Parent Company Only
Condensed Statements of Financial Condition

	November 30,
$ in thousands, except per share amounts	2025	2024
Assets
Cash and cash equivalents ..............................................................................................................................................	$3,398,835	$1,862,275
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .............................................................................................................................................	11,076	68,076
Financial instruments owned, at fair value ....................................................................................................................	147,881	117,941
Investments in and loans to related parties ..................................................................................................................	703,530	682,637
Investment in subsidiaries ...............................................................................................................................................	8,558,309	7,694,585
Advances to subsidiaries .................................................................................................................................................	9,778,081	7,644,604
Subordinated notes receivable ........................................................................................................................................	5,747,933	5,463,472
Other assets .......................................................................................................................................................................	983,536	1,012,283
Total assets ........................................................................................................................................................................	$29,329,181	$24,545,873
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................	$1,198,788	$—
Financial instruments sold, not yet purchased, at fair value .......................................................................................	7,989	5,135
Advances from subsidiaries ............................................................................................................................................	4,113,228	1,509,676
Accrued expenses and other liabilities ..........................................................................................................................	714,692	798,194
Long-term debt ..................................................................................................................................................................	12,719,788	12,076,096
Total liabilities ...................................................................................................................................................................	18,754,485	14,389,101
Equity
Series B preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding ....................................................................................................................................................................	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 206,296,167 and 205,504,272 shares issued and outstanding, after deducting 114,821,903 and 115,613,798 shares held in treasury ........	206,296	205,504
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................	2,177,954	2,104,199
Accumulated other comprehensive loss .......................................................................................................................	(384,434)	(423,131)
Retained earnings ..............................................................................................................................................................	8,574,825	8,270,145
Total Jefferies Financial Group Inc. shareholders’ equity .........................................................................................	10,574,696	10,156,772
Total liabilities and equity ...............................................................................................................................................	$29,329,181	$24,545,873
See accompanying notes to condensed financial statements.

S-3	Jefferies Financial Group Inc.
Parent Company Only
Condensed Statements of Earnings and Comprehensive Income

	Year Ended November 30,
$ in thousands	2025	2024	2023
Revenues:
Principal transactions ..........................................................................................................................................	$(119,665)	$(104,505)	$(95,642)
Interest ...................................................................................................................................................................	898,392	803,068	580,485
Other .......................................................................................................................................................................	23,760	66,438	(3,654)
Total revenues ......................................................................................................................................................	802,487	765,001	481,189
Interest expense ....................................................................................................................................................	778,385	630,994	446,786
Net revenues .........................................................................................................................................................	24,102	134,007	34,403
Non-interest expenses:
Total non-interest expenses ..............................................................................................................................	47,235	34,285	34,462
(Losses) earnings before income taxes ............................................................................................................	(23,133)	99,722	(59)
Income tax (benefit) expense ............................................................................................................................	(27,465)	22,352	(42,322)
Net earnings before undistributed earnings of subsidiaries ..........................................................................	4,332	77,370	42,263
Undistributed earnings of subsidiaries from continuing operations .............................................................	710,517	662,346	235,425
Undistributed (losses) earnings of subsidiaries from discontinued operations (including gain on disposal of $— million, $3,493 million, $—), net of income tax .................................................................	(4,374)	3,667	—
Net earnings .........................................................................................................................................................	710,475	743,383	277,688
Preferred stock dividends ....................................................................................................................................	79,684	74,110	14,616
Net earnings attributable to Jefferies Financial Group Inc. common shareholders ................................	630,791	669,273	263,072
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other ...................................................................................................	28,560	(11,300)	57,530
Change in fair value related to instrument-specific credit risk ......................................................................	5,977	(24,718)	(77,420)
Minimum pension liability adjustments ............................................................................................................	3,550	6,243	2,467
Unrealized gains on available-for-sale securities .............................................................................................	610	2,189	1,297
Total other comprehensive income (loss), net of tax ....................................................................................	38,697	(27,586)	(16,126)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders .............	$669,488	$641,687	$246,946
See accompanying notes to condensed financial statements.

November 2025 Form 10-K	S-4
Parent Company Only
Condensed Statements of Cash Flows

	Year Ended November 30,
$ in thousands	2025	2024	2023
Cash flows from operating activities:
Net earnings ..........................................................................................................................................................	$710,475	$743,383	$277,688
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes .........................................................................................................................................	1,041	16,777	53,728
Share-based compensation ................................................................................................................................	88,227	63,119	45,360
Amortization ..........................................................................................................................................................	9,249	7,046	1,040
Undistributed earnings of subsidiaries ..............................................................................................................	(706,143)	(666,013)	(235,425)
(Income) losses on investments in and loans to related parties ...................................................................	(24,536)	(36,403)	6,808
Other adjustments ................................................................................................................................................	337,644	149,077	(438,649)
Net change in assets and liabilities:
Financial instruments owned ..............................................................................................................................	(29,940)	(37,374)	17,303
Other assets ..........................................................................................................................................................	70,913	175,338	(67,626)
Financial instruments sold, not yet purchased .................................................................................................	2,854	4,445	(4,183)
Income taxes receivable/payable, net ...............................................................................................................	(43,207)	(179,259)	(189,608)
Accrued expenses and other liabilities ..............................................................................................................	(83,502)	79,561	49,916
Net cash provided by (used in) operating activities from continuing operations ......................................	333,075	319,697	(483,648)
Cash flows from investing activities:
Contributions to investments in and loans to related parties ........................................................................	(73,450)	(950,123)	(211)
Capital distributions from investments and repayments of loans from related parties ............................	77,093	934,594	—
Distribution (to) from subsidiaries, net ..............................................................................................................	(153,207)	190,919	887,895
Net cash provided by (used in) investing activities from continuing operations .......................................	(149,564)	175,390	887,684
Net cash provided by (used in) investing activities from discontinued operations ..................................	(4,374)	29,294	—
Cash flows from financing activities:
Proceeds from short-term borrowings ..............................................................................................................	1,896,996	—	—
Payments on short-term borrowings .................................................................................................................	(699,491)	—	(10,868)
Proceeds from issuance of long-term debt, net of issuance costs ..............................................................	2,521,663	5,336,634	1,718,992
Repayments of long-term debt ...........................................................................................................................	(2,171,714)	(1,936,085)	(813,182)
Advances (to) from subsidiaries, net .................................................................................................................	185,614	(4,180,659)	(828,114)
Purchase of common shares for treasury ........................................................................................................	(58,515)	(44,313)	(169,402)
Proceeds from conversion of common to preferred shares ..........................................................................	—	9,844	31,500
Dividends paid .......................................................................................................................................................	(374,130)	(302,964)	(278,595)
Net cash provided by (used in) financing activities from continuing operations ......................................	1,300,423	(1,117,543)	(349,669)
Net increase (decrease) in cash and cash equivalents and restricted cash ...............................................	1,479,560	(593,162)	54,367
Cash, cash equivalents and restricted cash at beginning of period .............................................................	1,930,351	2,523,513	2,469,146
Cash, cash equivalents and restricted cash at end of period .......................................................................	$3,409,911	$1,930,351	$2,523,513

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Interest ...................................................................................................................................................................	$752,213	$632,040	$176,981
Income taxes, net ..................................................................................................................................................	29,456	186,177	95,634
Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition:

	November 30,
$ in thousands	2025	2024
Cash and cash equivalents ...............................................................................................................................................................	$3,398,835	$1,862,275
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations .....	11,076	68,076
Total cash, cash equivalents and restricted cash ........................................................................................................................	$3,409,911	$1,930,351
See accompanying notes to condensed financial statements.

S-5	Jefferies Financial Group Inc.
Parent Company Only
Notes to Condensed Financial Statements
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent
Company Only Financial Statements”), including the notes
thereto, should be read in conjunction with the consolidated financial statements of Jefferies Financial Group Inc. (the
“Company”) and the notes thereto found in the Company’s
Annual Report on Form 10-K for the year ended November 30,
2025. For purposes of these condensed financial statements, the
Company’s wholly-owned and majority owned subsidiaries are
accounted for using the equity method of accounting.
The Parent Company Only Financial Statements have been
prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Only Financial
Statements are those used by the Company on a consolidated
basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of
Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2025.
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
subsidiaries.
Note 3. Guarantees
In the normal course of its business, the Company issues
guarantees in respect of obligations of certain of its wholly-
owned subsidiaries under trading and other financial
arrangements, including guarantees to various trading
counterparties and banks. The Company records all derivative contracts and Financial instruments owned and Financial
instruments sold, not yet purchased at fair value in its
Consolidated Statements of Financial Condition.
Certain of the Company’s subsidiaries are members of various exchanges and clearing houses. In the normal course of
business, the Company provides guarantees to securities
clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other
members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be
required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s obligations under such
guarantees could exceed the collateral amounts posted. The
maximum potential liability under these arrangements cannot be quantified; however, the potential for the Company to be required to make payments under such guarantees is deemed remote.
Accordingly, no liability has been recognized for these
arrangements.
The Company guarantees certain financing arrangements of
subsidiaries. The maximum amount payable under these
guarantees is $2.65 billion at November 30, 2025. For further information, refer to Note 17, Borrowings in the Company’s
consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2025.