Form 10-Q
period 2026-02-28
Jefferies Financial Group Inc.
filed 2026-04-07
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at March 30, 2026 was 204,432,307.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
February 28, 2026

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	2
Consolidated Statements of Financial Condition (Unaudited) .........................................................................................................	2
Consolidated Statements of Earnings (Unaudited) ............................................................................................................................	3
Consolidated Statements of Comprehensive Income (Unaudited) ..................................................................................................	4
Consolidated Statements of Changes in Equity (Unaudited) ............................................................................................................	5
Consolidated Statements of Cash Flows (Unaudited) .......................................................................................................................	6
Notes to Consolidated Financial Statements (Unaudited) ................................................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ...............................................	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................................................................................	64
Item 4. Controls and Procedures ..................................................................................................................................................................	64

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................................................................................................................	65
Item 1A. Risk Factors .....................................................................................................................................................................................	65
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..................................................................................................	65
Item 5. Other Information ..............................................................................................................................................................................	65
Item 6. Exhibits ................................................................................................................................................................................................	65

2	Jefferies Financial Group Inc.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Statements of Financial Condition (Unaudited)	February 28,	November 30,
$ in thousands, except share and per share amounts	2026	2025
Assets
Cash and cash equivalents ...............................................................................................................................................................	$11,963,165	$14,043,889
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations .................................................................................................................................................................................	1,752,549	917,697
Financial instruments owned, at fair value (includes securities pledged of $18,129,409 and $17,419,373) .......................	28,079,458	27,722,739
Investments in and loans to related parties ...................................................................................................................................	1,560,602	1,496,125
Securities borrowed ...........................................................................................................................................................................	7,675,862	8,295,161
Securities purchased under agreements to resell ........................................................................................................................	7,784,070	8,449,107
Securities received as collateral, at fair value ................................................................................................................................	393,867	200,495
Receivables:
Brokers, dealers and clearing organizations ...............................................................................................................................	3,762,461	4,310,143
Customers ........................................................................................................................................................................................	3,984,448	3,439,921
Fees, interest and other ..................................................................................................................................................................	761,369	806,324
Premises and equipment ..................................................................................................................................................................	1,198,511	1,246,470
Goodwill ...............................................................................................................................................................................................	1,725,876	1,837,570
Assets held for sale ...........................................................................................................................................................................	269,707	—
Other assets (includes assets pledged of $646,883 and $627,259) ..........................................................................................	3,468,545	3,246,706
Total assets ........................................................................................................................................................................................	$74,380,490	$76,012,347
Liabilities and Equity
Short-term borrowings ......................................................................................................................................................................	$1,917,492	$1,767,206
Financial instruments sold, not yet purchased, at fair value .......................................................................................................	14,459,138	13,320,152
Securities loaned ................................................................................................................................................................................	2,690,387	2,540,759
Securities sold under agreements to repurchase .........................................................................................................................	10,380,281	12,156,737
Other secured financings (includes $424,023 and $425,964 at fair value) ...............................................................................	2,285,995	2,885,878
Obligation to return securities received as collateral, at fair value .............................................................................................	393,867	200,495
Payables:
Brokers, dealers and clearing organizations ...............................................................................................................................	5,646,053	6,955,100
Customers ........................................................................................................................................................................................	5,350,833	5,216,714
Lease liabilities ...................................................................................................................................................................................	573,096	594,097
Liabilities held for sale ......................................................................................................................................................................	257,888	—
Accrued expenses and other liabilities ...........................................................................................................................................	2,533,907	3,836,709
Long-term debt (includes $3,686,758 and $3,734,843 at fair value) ..........................................................................................	17,229,419	15,895,891
Total liabilities ....................................................................................................................................................................................	63,718,356	65,369,738
Mezzanine Equity
Redeemable noncontrolling interests .............................................................................................................................................	406	406
Equity
Series B preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding	55	55
Common shares, par value $1 per share, authorized 565,000,000 shares; 204,422,673 and 206,296,167 shares issued and outstanding, after deducting 116,695,397 and 114,821,903 shares held in treasury ..................................................	204,423	206,296
Non-voting common shares, par value $1 per share, authorized 35,000,000, shares; no shares issued and outstanding ....................................................................................................................................................................................	—	—
Additional paid-in capital ..................................................................................................................................................................	2,075,065	2,177,954
Accumulated other comprehensive loss ........................................................................................................................................	(315,023)	(384,434)
Retained earnings ..............................................................................................................................................................................	8,646,325	8,574,825
Total Jefferies Financial Group Inc. shareholders' equity ..........................................................................................................	10,610,845	10,574,696
Noncontrolling interests ...................................................................................................................................................................	50,883	67,507
Total equity .........................................................................................................................................................................................	10,661,728	10,642,203
Total liabilities and equity ................................................................................................................................................................	$74,380,490	$76,012,347
See accompanying notes to consolidated financial statements.

February 2026 Form 10-Q	3
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended February 28,
$ in thousands, except per share amounts	2026	2025
Revenues
Investment banking ....................................................................................................................................................................	$1,018,284	$729,510
Principal transactions ................................................................................................................................................................	487,498	407,230
Commissions and other fees ....................................................................................................................................................	367,604	288,300
Asset management fees and revenues ...................................................................................................................................	67,362	85,408
Interest .........................................................................................................................................................................................	813,119	845,171
Other .............................................................................................................................................................................................	117,398	117,245
Total revenues ............................................................................................................................................................................	2,871,265	2,472,864
Interest expense ..........................................................................................................................................................................	854,135	879,845
Net revenues ...............................................................................................................................................................................	2,017,130	1,593,019
Non-interest expenses
Compensation and benefits ......................................................................................................................................................	1,085,890	841,127
Brokerage and clearing fees .....................................................................................................................................................	133,132	109,436
Underwriting costs ......................................................................................................................................................................	31,383	17,846
Technology and communications ............................................................................................................................................	159,858	139,475
Occupancy and equipment rental .............................................................................................................................................	33,860	30,199
Business development ...............................................................................................................................................................	75,422	72,291
Professional services .................................................................................................................................................................	76,944	72,466
Depreciation and amortization .................................................................................................................................................	56,865	30,988
Cost of sales ................................................................................................................................................................................	29,920	41,568
Other expenses ...........................................................................................................................................................................	121,640	86,558
Total non-interest expenses ....................................................................................................................................................	1,804,914	1,441,954
Earnings before income taxes ..................................................................................................................................................	212,216	151,065
Income tax expense ...................................................................................................................................................................	52,870	14,216
Net earnings ................................................................................................................................................................................	159,346	136,849
Net losses attributable to noncontrolling interests ...............................................................................................................	(15,858)	(6,983)
Preferred stock dividends ..........................................................................................................................................................	19,504	16,039
Net earnings attributable to common shareholders ............................................................................................................	$155,700	$127,793

Earnings per common share
Basic .............................................................................................................................................................................................	$0.72	$0.60
Diluted ...........................................................................................................................................................................................	0.70	0.57

Weighted-average common shares outstanding
Basic .............................................................................................................................................................................................	215,707	214,536
Diluted ...........................................................................................................................................................................................	223,270	222,448

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended February 28,
$ in thousands	2026	2025
Net earnings .............................................................................................................................................................................	$159,346	$136,849
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) ................................................................................................................	9,179	(15,322)
Changes in fair value related to instrument-specific credit risk (2) ................................................................................	59,648	30,256
Unrealized gains on available-for-sale-securities .............................................................................................................	584	125
Total other comprehensive income (loss), net of tax (3) .................................................................................................	69,411	15,059
Comprehensive income ..........................................................................................................................................................	228,757	151,908
Net losses attributable to noncontrolling interests ............................................................................................................	(15,858)	(6,983)
Preferred stock dividends ......................................................................................................................................................	19,504	16,039
Comprehensive income attributable to common shareholders ......................................................................................	$225,111	$142,852
(1)Includes income tax expense of $4.5 million for the three months ended February 28, 2026 and income tax benefit of $4.5 million for the three months ended February 28, 2025.
(2)Includes income tax expense of $19.0 million and $10.6 million for the three months ended February 28, 2026 and 2025, respectively.
(3)Includes unrealized losses of $0.2 million for the three months ended February 28, 2025, related to currency translation adjustments attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

February 2026 Form 10-Q	5
Consolidated Statements of Changes in Equity (Unaudited)

	Three Months Ended February 28,
$ in thousands, except par value and per share amounts	2026	2025
Preferred shares $1 par value
Balance, beginning of period ....................................................................................................................................................	$55	$55
Balance, end of period ..............................................................................................................................................................	$55	$55
Common shares $1 par value
Balance, beginning of period ....................................................................................................................................................	$206,296	$205,504
Purchase of common shares for treasury ..........................................................................................................................	(2,996)	(696)
Other .........................................................................................................................................................................................	1,123	1,442
Balance, end of period ..............................................................................................................................................................	$204,423	$206,250
Additional paid-in capital
Balance, beginning of period ....................................................................................................................................................	$2,177,954	$2,104,199
Share-based compensation expense ..................................................................................................................................	50,672	35,637
Purchase of common shares for treasury ..........................................................................................................................	(171,307)	(55,622)
Dividend equivalents ..............................................................................................................................................................	10,908	8,597
Change in equity interest related to consolidated subsidiaries .......................................................................................	4,606	853
Other .........................................................................................................................................................................................	2,232	474
Balance, end of period ..............................................................................................................................................................	$2,075,065	$2,094,138
Accumulated other comprehensive loss, net of tax
Balance, beginning of period ....................................................................................................................................................	$(384,434)	$(423,131)
Other comprehensive income, net of taxes ........................................................................................................................	69,411	15,059
Balance, end of period ..............................................................................................................................................................	$(315,023)	$(408,072)
Retained earnings
Balance, beginning of period ....................................................................................................................................................	$8,574,825	$8,270,145
Net earnings attributable to Jefferies Financial Group Inc. ..............................................................................................	175,204	143,832
Dividends - common shares ($0.40 and $0.40 per share) ................................................................................................	(92,674)	(91,095)
Dividends - preferred shares .................................................................................................................................................	(11,025)	(11,025)
Other .........................................................................................................................................................................................	(5)	—
Balance, end of period ..............................................................................................................................................................	$8,646,325	$8,311,857
Total Jefferies Financial Group Inc. shareholders' equity .................................................................................................	$10,610,845	$10,204,228
Noncontrolling interests
Balance, beginning of period .....................................................................................................................................................	$67,507	$68,215
Net losses attributable to noncontrolling interests ...........................................................................................................	(15,858)	(6,983)
Contributions ...........................................................................................................................................................................	119	104
Distributions ............................................................................................................................................................................	(1,518)	(2,795)
Other .........................................................................................................................................................................................	633	5,670
Balance, end of period ..............................................................................................................................................................	$50,883	$64,211
Total equity .................................................................................................................................................................................	$10,661,728	$10,268,439
See accompanying notes to consolidated financial statements.

6	Jefferies Financial Group Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,
$ in thousands	2026	2025
Cash flows from operating activities:
Net earnings ...................................................................................................................................................................	$159,346	$136,849
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization .................................................................................................................................	41,335	32,995
Impairment of assets ................................................................................................................................................	65,413	—
Share-based compensation ......................................................................................................................................	50,672	35,637
Net bad debt expense ...............................................................................................................................................	14,427	7,493
Income on investments in and loans to related parties .......................................................................................	(24,474)	(7,052)
Distributions received on investments in related parties .....................................................................................	21,173	16,142
Other adjustments .....................................................................................................................................................	118,761	(44,419)
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations .......................................................................................................	547,515	(877,505)
Customers ................................................................................................................................................................	(544,527)	32,699
Fees, interest and other ..........................................................................................................................................	7,851	(47,567)
Securities borrowed ...................................................................................................................................................	619,155	(1,198,188)
Financial instruments owned ...................................................................................................................................	(357,809)	(2,271,617)
Securities purchased under agreements to resell ................................................................................................	664,567	(1,976,348)
Other assets ................................................................................................................................................................	(305,830)	(236,583)
Payables:
Brokers, dealers and clearing organizations .......................................................................................................	(1,308,863)	546,020
Customers ................................................................................................................................................................	134,119	48,413
Securities loaned ........................................................................................................................................................	149,785	(30,136)
Financial instruments sold, not yet purchased ......................................................................................................	1,139,710	3,027,469
Securities sold under agreements to repurchase .................................................................................................	(1,776,125)	1,359,656
Lease liabilities ...........................................................................................................................................................	(17,783)	(21,429)
Accrued expenses and other liabilities ...................................................................................................................	(1,135,709)	(1,197,694)
Net cash used in operating activities ........................................................................................................................	(1,737,291)	(2,665,165)
Cash flows from investing activities:
Contributions to investments in and loans to related parties .............................................................................	(64,830)	(21,949)
Capital distributions from investments and repayments of loans from related parties .................................	426	13,752
Net payments on premises and equipment ...........................................................................................................	(64,861)	(49,578)
Net cash used in investing activities ........................................................................................................................	(129,265)	(57,775)
Cash flows from financing activities:
Proceeds from short-term borrowings ...................................................................................................................	$2,081,271	$3,253,704
Payments on short-term borrowings ......................................................................................................................	(1,916,779)	(2,662,000)
Proceeds from issuance of long-term debt, net of issuance costs ....................................................................	2,570,746	1,536,928
Repayment of long-term debt ..................................................................................................................................	(1,239,142)	(188,890)
Purchase of common shares for treasury..............................................................................................................	(174,303)	(56,318)
Dividends paid to common and preferred shareholders ......................................................................................	(92,791)	(92,735)
Net proceeds from (payments on) other secured financings .............................................................................	(600,057)	98,941
Net change in bank overdrafts .................................................................................................................................	(8,400)	137,305
Proceeds from contributions of noncontrolling interests ....................................................................................	119	104
Payments on distributions to noncontrolling interests ........................................................................................	(1,518)	(2,795)
Other ............................................................................................................................................................................	7,956	1,916
Net cash provided by financing activities ................................................................................................................	627,102	2,026,160
Effect of exchange rate changes on cash, cash equivalents, and restricted cash ...........................................	(152)	(8,062)
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale .................	(6,266)	—
Net decrease in cash, cash equivalents, and restricted cash ................................................................................	(1,239,606)	(704,842)
Cash, cash equivalents, and restricted cash at beginning of period .....................................................................	14,961,586	13,165,612
Cash, cash equivalents, and restricted cash at end of period ..............................................................................	$13,715,714	$12,460,770

February 2026 Form 10-Q	7
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,
$ in thousands	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest .........................................................................................................................................................................	$831,330	$845,673
Income taxes, net .......................................................................................................................................................	37,848	9,089
Noncash investing activities:
During the three months ended February 28, 2025, we donated land with a fair market value of $5.7 million.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	February 28,	November 30,
$ in thousands	2026	2025
Cash and cash equivalents ...........................................................................................................................................	$11,963,165	$14,043,889
Cash on deposit for regulatory purposes with clearing and depository organizations .......................................	1,752,549	917,697
Total cash, cash equivalents and restricted cash ....................................................................................................	$13,715,714	$14,961,586
See accompanying notes to consolidated financial statements.

8	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Index

Page
Note 1. Organization and Basis of Presentation ......................................................................................................................................................................	9
Note 2. Summary of Significant Accounting Policies .............................................................................................................................................................	9
Note 3. Accounting Developments ............................................................................................................................................................................................	9
Note 4. Assets and Liabilities Held for Sale ..............................................................................................................................................................................	10
Note 5. Fair Value Disclosures ....................................................................................................................................................................................................	11
Note 6. Derivative Financial Instruments ..................................................................................................................................................................................	20
Note 7. Collateralized Transactions ...........................................................................................................................................................................................	23
Note 8. Securitization Activities .................................................................................................................................................................................................	24
Note 9. Variable Interest Entities ................................................................................................................................................................................................	25
Note 10. Investments ...	27
Note 11. Credit Losses on Financial Assets Measured at Amortized Cost .........................................................................................................................	30
Note 12. Goodwill and Intangible Assets ..................................................................................................................................................................................	31
Note 13. Revenues from Contracts with Customers ...............................................................................................................................................................	31
Note 14. Compensation Plans ....................................................................................................................................................................................................	32
Note 15. Borrowings ...	33
Note 16. Total Equity ...	35
Note 17. Income Taxes ...	37
Note 18. Commitments, Contingencies and Guarantees .......................................................................................................................................................	37
Note 19. Regulatory Requirements ............................................................................................................................................................................................	38
Note 20. Segment Reporting .......................................................................................................................................................................................................	39
Note 21. Related Party Transactions .........................................................................................................................................................................................	41

February 2026 Form 10-Q	9
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
Investment Banking and Capital Markets also includes our
corporate lending joint venture (“Jefferies Finance LLC” or
“Jefferies Finance”), our commercial real estate joint venture
(“Berkadia Commercial Holding LLC” or “Berkadia”). The Asset
Management reportable business segment provides alternative
investment management services to investors globally and
generates investment income from capital invested in and
managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November
30, 2025. Certain footnote disclosures included in our Annual
Report on Form 10-K for the year ended November 30, 2025 have been condensed or omitted from the consolidated financial
statements as they are not required for interim reporting under
U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our consolidated financial statements for interim periods are not necessarily indicative of the results for the entire year.
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant
accounting policies, refer to Note 2, Summary of Significant
Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for
the year ended November 30, 2025.
During the three months ended February 28, 2026, there were no significant changes made to the Company’s significant
accounting policies.
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
15, 2024 and are required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.

10	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Adopted Accounting Standards
Segment Reporting. In November 2023, the Financial Accounting
Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU
2023-07”), Improvements to Reportable Segment Disclosures.
The guidance primarily requires enhanced disclosures about
significant segment expenses. We adopted the guidance
beginning with our year ended November 30, 2025, which
impacted our disclosures only. Refer to Note 20, Segment
Reporting for additional information.
Note 4. Assets and Liabilities Held for Sale
Tessellis
During 2026, we accepted a binding offer from a third party for the sale of Tessellis. We expect the sale to close during first quarter of 2027.
Assets held for sale are recorded initially at the lower of their carrying value or estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, we discontinue recording depreciation and amortization expense on such assets.
Tessellis is included within our asset management reportable segment.
Tessellis’ major classes of assets and liabilities:

$ in thousands	February 28, 2026
Assets held for sale:
Cash and cash equivalents ........................................	$6,266
Investments in and loans to related parties ............	6,579
Other receivables ........................................................	25,074
Premises and equipment, net ....................................	66,215
Goodwill ........................................................................	56,850
Other assets .................................................................	108,723
Total assets held for sale .....................................	$269,707

Liabilities held for sale:
Short term borrowings ................................................	$6,071
Lease liabilities ............................................................	19,291
Accrued expenses and other liabilities ....................	181,699
Long-term debt ............................................................	50,827
Total liabilities held for sale ................................	$257,888

February 2026 Form 10-Q	11
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Fair Value Disclosures

	February 28, 2026 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$7,339,191	$354,960	$218,483	$—	$7,912,634
Corporate debt securities .....................................................................................	—	5,401,094	50,755	—	5,451,849
Collateralized debt obligations and collateralized loan obligations ...............	—	591,727	61,455	—	653,182
U.S. government and federal agency securities ................................................	2,524,173	67,934	—	—	2,592,107
Municipal securities ..............................................................................................	—	556,120	—	—	556,120
Sovereign obligations ............................................................................................	928,270	1,038,133	—	—	1,966,403
Residential mortgage-backed securities ............................................................	—	2,123,844	6,134	—	2,129,978
Commercial mortgage-backed securities ..........................................................	—	2,150	355	—	2,505
Other asset-backed securities .............................................................................	—	630,244	244,714	—	874,958
Loans and other receivables ................................................................................	—	2,156,054	85,396	—	2,241,450
Derivatives ..............................................................................................................	155	7,079,249	14,691	(5,186,913)	1,907,182
Investments at fair value ......................................................................................	—	13,569	167,195	—	180,764
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$10,791,789	$20,015,078	$849,178	$(5,186,913)	$26,469,132
Securities received as collateral ..........................................................................	$393,867	$—	$—	$—	$393,867

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$6,457,960	$119,236	$167	$—	$6,577,363
Corporate debt securities .....................................................................................	—	3,196,057	555	—	3,196,612
Collateralized debt obligations and collateralized loan obligations ...............	—	1,000	—	—	1,000
U.S. government and federal agency securities ................................................	1,590,146	16	—	—	1,590,162
Municipal securities ..............................................................................................	—	88	—	—	88
Sovereign obligations ............................................................................................	688,027	837,099	—	—	1,525,126
Residential mortgage-backed securities ............................................................	—	2,041	—	—	2,041
Loans .......................................................................................................................	—	264,838	921	—	265,759
Derivatives ..............................................................................................................	56	6,858,114	43,253	(5,600,436)	1,300,987
Total financial instruments sold, not yet purchased .......................................	$8,736,189	$11,278,489	$44,896	$(5,600,436)	$14,459,138
Other secured financings ......................................................................................	$—	$412,338	$11,685	$—	$424,023
Obligation to return securities received as collateral .......................................	393,867	—	—	—	393,867
Long-term debt .......................................................................................................	—	2,662,691	1,024,067	—	3,686,758
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.61 billion at February 28, 2026 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

12	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities ..................................................................................	$7,664,824	$249,847	$218,853	$—	$8,133,524
Corporate debt securities .....................................................................................	—	5,367,201	37,578	—	5,404,779
Collateralized debt obligations and collateralized loan obligations ...............	—	645,798	40,187	—	685,985
U.S. government and federal agency securities ................................................	2,342,718	106,633	—	—	2,449,351
Municipal securities ..............................................................................................	—	563,994	—	—	563,994
Sovereign obligations ............................................................................................	860,832	815,722	—	—	1,676,554
Residential mortgage-backed securities ............................................................	—	1,827,092	6,663	—	1,833,755
Commercial mortgage-backed securities ..........................................................	—	10,458	348	—	10,806
Other asset-backed securities .............................................................................	—	909,474	133,001	—	1,042,475
Loans and other receivables ................................................................................	—	2,111,517	127,720	—	2,239,237
Derivatives ..............................................................................................................	72	5,519,463	10,311	(3,705,764)	1,824,082
Investments at fair value ......................................................................................	—	13,567	163,107	—	176,674
Total financial instruments owned, excluding Investments at fair value based on NAV ....................................................................................................	$10,868,446	$18,140,766	$737,768	$(3,705,764)	$26,041,216
Securities received as collateral ..........................................................................	$200,495	$—	$—	$—	$200,495

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ..................................................................................	$5,571,534	$47,631	$155	$—	$5,619,320
Corporate debt securities .....................................................................................	—	2,761,794	3,720	—	2,765,514
Collateralized debt obligations and collateralized loan obligations ...............	—	627	—	—	627
U.S. government and federal agency securities ................................................	1,913,403	4	—	—	1,913,407
Sovereign obligations ............................................................................................	796,564	540,555	—	—	1,337,119
Loans .......................................................................................................................	—	184,391	9,757	—	194,148
Derivatives ..............................................................................................................	24	5,429,227	45,953	(3,985,187)	1,490,017
Total financial instruments sold, not yet purchased .......................................	$8,281,525	$8,964,229	$59,585	$(3,985,187)	$13,320,152
Other secured financings ......................................................................................	$—	$412,510	$13,454	$—	$425,964
Obligation to return securities received as collateral ......................................	200,495	—	—	—	200,495
Long-term debt .......................................................................................................	—	2,671,485	1,063,358	—	3,734,843
(1)Excludes investments at fair value based on NAV of $1.68 billion at November 30, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

February 2026 Form 10-Q	13
Notes to Consolidated Financial Statements
(Unaudited)
There have been no significant changes in valuation techniques and inputs used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis. Refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended
November 30, 2025.
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
Information about our investments in entities that have the
characteristics of an investment company:

	February 28, 2026
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ..............	$781,873	$—	Quarterly (41%) Monthly (39%) N/R (20%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3) ..............	69,295	23,473	N/R (100%)	N/R
Credit Funds (4) ..............	497,569	23,847	Quarterly (53%) Monthly (2%) N/R (45%)	90 days 30 days N/R
Real Estate and Other Funds (5) ....	261,589	111,269	Quarterly (12%) N/R (88%)	90 days N/R
Total ......................	$1,610,326	$158,589

	November 30, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2) ............	$888,880	$—	Quarterly (42%) Monthly (41%) N/R (17%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3) ............	66,476	26,828	N/R (100%)	N/R
Credit Funds (4)	490,321	23,847	Quarterly (56%) Monthly (2%) N/R (42%)	90 days 30 days N/R
Real Estate and Other Funds (5) .	235,846	114,872	Quarterly (19%) N/R (81%)	90 days N/R
Total ...................	$1,681,523	$165,547
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
(5)Primarily includes investments in corporate real estate strategies focused on buying or building real estate businesses and investments in venture capital funds.

14	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)

									For instruments still held at February 28, 2026, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2025	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2026	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities ...	$218,853	$(6,089)	$12,452	$(3,342)	$(397)	$—	$(2,994)	$218,483	$(6,456)	$—
Corporate debt securities ......	37,578	1,716	66,717	(66,617)	(629)	—	11,990	50,755	(579)	—
CDOs and CLOs .......................	40,187	(7,026)	39,519	(11,654)	—	—	429	61,455	(5,505)	—
RMBS ........................................	6,663	(127)	—	—	(402)	—	—	6,134	(127)	—
CMBS ........................................	348	7	—	—	—	—	—	355	7	—
Other ABS .................................	133,001	(45,135)	119,288	(7,909)	(2,919)	—	48,388	244,714	(45,257)	—
Loans and other receivables .	127,720	(973)	214,243	(207,158)	(790)	—	(47,646)	85,396	2,488	—
Investments at fair value .......	163,107	4,636	250	(23)	(775)	—	—	167,195	3,895	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities ...	$155	$12	$—	$—	$—	$—	$—	$167	$(12)	$—
Corporate debt securities ......	3,720	192	—	—	—	—	(3,357)	555	(192)	—
CDOs and CLOs .......................	—	3	—	—	(3)	—	—	—	—	—
Loans ........................................	9,757	(40)	(697)	725	—	—	(8,824)	921	(1,687)	—
Net derivatives (2) ...................	35,642	(11,191)	(5,332)	—	1,484	7,638	321	28,562	7,430	—
Other secured financings .......	13,454	(144)	—	120	(1,745)	—	—	11,685	134
Long-term debt ........................	1,063,358	(18,984)	—	—	(23,695)	6,737	(3,349)	1,024,067	(34,884)	53,868
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
Analysis of Level 3 Assets and Liabilities for the Three Months
Ended February 28, 2026
Transfers of assets of $81.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $48.5 million, corporate debt securities of $17.2 million, CDOs and CLOs of $12.0 million and loans and other
receivables of $3.5 million due to reduced pricing
transparency.
Transfers of assets of $71.3 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $51.1 million, CDOs and CLOs of $11.6 million, corporate debt securities of $5.2 million and corporate equity securities of $3.3 million due to greater
pricing transparency.
Transfers of liabilities of $10.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $9.2 million and net derivatives of $1.6 million due to reduced pricing and market transparency.
Transfers of liabilities of $26.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $12.6 million, loans of $8.8 million, corporate debt securities of $3.4 million and net derivatives of $1.2 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $53.0 million and net gains on
Level 3 liabilities were $30.2 million for the three months ended
February 28, 2026. Net losses on Level 3 assets were primarily due to decreased market values in other ABS, CDOs and CLOs
and corporate equity securities, partially offset by an increase in investments at fair value. Net gains on Level 3 liabilities were primarily due to decreased market valuations of certain
structured notes within long-term debt and certain derivatives.

February 2026 Form 10-Q	15
Notes to Consolidated Financial Statements
(Unaudited)

									For instruments still held at February 28, 2025, changes in unrealized gains/(losses) included in:
$ in thousands	Balance at November 30, 2024	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2025	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities .......................	$239,364	$2,864	$1,703	$(1,016)	$—	$—	$(30,506)	$212,409	$5,300	$—
Corporate debt securities	24,931	(1,002)	6,753	(895)	—	—	(3,862)	25,925	(1,248)	—
CDOs and CLOs .................	63,976	(4,646)	17,177	(9,981)	—	—	5,301	71,827	(4,664)	—
Sovereign obligations .......	172	2	—	(174)	—			—	(1)	—
RMBS ..................................	7,714	(167)	—	—	(21)	—	—	7,526	(59)	—
CMBS ..................................	477	(6)	—	—	—	—	—	471	—	—
Other ABS ...........................	103,214	(1,889)	54,165	(4,709)	(2,312)	—	(1,150)	147,319	(1,318)	—
Loans and other receivables ....................	152,586	(949)	78,763	(53,590)	(9,170)	—	(13,876)	153,764	(1,545)	—
Investments at fair value .	137,865	393	21,288	—	(1,665)	—	—	157,881	393	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities .......................	$208	$(72)	$—	$454	$—	$—	$—	$590	$72	$—
Corporate debt securities	165	(40)	(383)	1,025	—	—	346	1,113	24	—
RMBs ..................................	—	—	—	15	—	—	—	15	—	—
CMBS ..................................	1,153	1	—	35	—	—	(35)	1,154	(1)	—
Loans ..................................	16,864	301	(1,917)	75	—	—	(14,475)	848	89	—
Net derivatives (2) .............	22,286	(16,020)	—	22,588	(279)	299	13,202	42,076	14,559	—
Other secured financings .	14,884	(1,938)	—	—	(241)	—	—	12,705	1,938	—
Long-term debt ..................	821,903	(55,177)	—	—	—	124,554	(30,596)	860,684	29,428	25,749
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
vary from period to period based on purchases and sales of
financial instruments during the period as well as transfers into and out of Level 3 each period.

February 2026 Form 10-Q	17
Notes to Consolidated Financial Statements
(Unaudited)

February 28, 2026
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$218,483
Non-exchange-traded securities		Market approach	Price	$0	-	$1,115	$90
		Volatility benchmarking	Volatility	45%	-	49%	48%
Corporate debt securities ........................	$50,755	Market approach	Price	$58	-	$122	$92
		Discounted cash flows	Discount rate/yield	22%	-	26%	24%
CDOs and CLOs ..........................................	$31,965	Discounted cash flows	Constant prepayment rate	15%	-	20%	16%
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	15%	14%
		Market approach	Price	$98	-	$118	$101
RMBS ...........................................................	$6,134	Discounted cash flows	Constant prepayment rate	10%			—
			Constant default rate	0.5%			—
			Loss severity	45%			—
			Discount rate/yield	20%			—
Other ABS ...................................................	$242,697	Discounted cash flows	Discount rate/yield	10.9%	-	15.8%	15.2%
			Cumulative loss rate	10.5%	-	17.4%	16.5%
			Duration (years)	1.1	-	1.5	1.2
		Market approach	Price	$118	-	$135	$132
		Scenario analysis	Estimated recovery percentage	64%	-	69%	68%
Loans and other receivables ...................	$85,396	Market approach	Price	$8	-	$118	$106
		Scenario analysis	Estimated recovery percentage	18%	-	222%	92%
Derivatives ..................................................	$11,104
Embedded options		Market approach	Basis points upfront	0.3	-	0.5	0.4
Equity options		Volatility benchmarking	Volatility	51%			—
Investments at fair value ..........................	$161,250
Private equity securities		Market approach	Price	$0	-	$27,989	$2,838
			Discount rate/yield	28%			—
			Estimated revenue	$29,760,909			—
Financial Instruments Sold, Not Yet Purchased:
Derivatives ..................................................	$43,253
Equity options		Volatility benchmarking	Volatility	39%	-	67%	53%
Embedded options		Market approach	Basis points upfront	7.2	-	19.9	12.8
Other secured financings .........................	$11,685	Scenario analysis	Estimated recovery percentage	74%	-	100%	95%
		Market approach	Price	$117	-	$118	$118
Long-term debt ..........................................	$1,024,067
Structured notes		Market approach	Price	$70	-	$120	$100

18	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities .....................	$218,853
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$85
		Volatility benchmarking	Volatility	44%	-	48%	47%
Corporate debt securities ........................	$37,578	Market approach	Price	$49	-	$121	$72
		Discounted cash flows	Discount rate/yield	18%	-	20%	19%
		Scenario analysis	Estimated recovery percentage	30%			—
CDOs and CLOs ..........................................	$25,824	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	17%			—
		Market approach	Price	$98	-	$100	$99
RMBS ...........................................................	$6,663	Discounted cash flows	Constant prepayment rate	12%			—
			Constant default rate	0.3%			—
			Loss severity	20%			—
			Discount rate/yield	15%			—
Other ABS ...................................................	$129,693	Discounted cash flows	Discount rate/yield	15.5%	-	15.7%	15.6%
			Cumulative loss rate	16.0%	-	16.4%	16.2%
			Duration (years)	1.1	-	1.2	1.1
		Market approach	Price	$116	-	$133	$130
		Scenario analysis	Estimated recovery percentage	66%			—
Loans and other receivables ...................	$127,720	Market approach	Price	$67	-	$129	$97
		Scenario analysis	Estimated recovery percentage	8%	-	100%	35%
Derivatives ..................................................	$6,094
Embedded options		Market approach	Basis points upfront	0.4	-	0.5	0.5
Equity options		Volatility benchmarking	Volatility	34%			—
Investments at fair value ..........................	$157,162
Private equity securities		Market approach	Price	$0	-	$27,989	$2,722
			Discount rate/yield	28%			—
			Estimated revenue	$29,818,082			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities ........................	$3,720	Scenario analysis	Estimated recovery percentage	30%			—
Loans ...........................................................	$9,757	Market approach	Price	$100	-	$129	$117
		Scenario analysis	Estimated recovery percentage	30%			—
Derivatives ..................................................	$45,953
Equity options		Volatility benchmarking	Volatility	34%	-	61%	58%
Embedded options		Market approach	Basis points upfront	0.0	-	21.0	13.3
Other secured financings .........................	$13,454	Scenario analysis	Estimated recovery percentage	74%	-	100%	96%
		Market approach	Price	$114	-	$117	$115
Long-term debt ..........................................	$1,063,358
Structured notes		Market approach	Price	$72	-	$120	$101

February 2026 Form 10-Q	19
Notes to Consolidated Financial Statements
(Unaudited)
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28,
2026 and November 30, 2025, asset exclusions consisted of
$41.4 million and $28.2 million, respectively, primarily composed of CDOs and CLOs, Investments at fair value, certain derivatives, other ABS and CMBS. At February 28, 2026 and November 30,
2025, liability exclusions consisted of $1.7 million and $0.2 million, respectively, primarily composed of loans, corporate equity securities and corporate debt securities.
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
Report on Form 10-K for the year ended November 30, 2025.
Fair value option gains (losses):

	Three Months Ended February 28,
$ in thousands	2026	2025
Financial instruments owned:
Loans and other receivables (1) .............................................	$(28,722)	$13,283
Other secured financings:
Other changes in fair value (1) ................................................	$(309)	$1,938
Long-term debt:
Changes in instrument-specific credit risk (2) ......................	$77,896	$37,898
Other changes in fair value (1) ................................................	(58,916)	16,944
(1)Other changes in fair value are included in Principal transactions revenues.
(2)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of
Comprehensive Income.
Difference between contractual principal and fair value (1):

$ in thousands	February 28, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables (2) ................................	$2,219,310	$2,378,747
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (2) .....	420,878	319,394
Loans and other receivables 90 days or greater past due (2) ..............................................	70,748	100,300
Long-term debt ............................................................	222,020	166,273
Other secured financings ...........................................	(4,798)	237
(1)Amounts indicate contractual principal greater than or (less than) fair value.
(2)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
Fair value of loans and other receivables on nonaccrual status:

$ in thousands	February 28, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables on nonaccrual status and/or 90 days or greater past due ...........................	$109,143	$119,900
Loans and other receivables 90 days or greater past due .....................................................................	66,657	47,000
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
February 28, 2026 and November 30, 2025. There were no
impairments and downward adjustments on these investments
during the three months ended February 28, 2026 and 2025.

20	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Derivative Financial Instruments
Our derivative activities are recorded at fair value in our
Consolidated Statement of Financial Condition in Financial
instruments owned and Financial instruments sold, not yet
purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally
enforceable right to offset exists under a master netting
agreement. We enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks. In addition, we apply hedge accounting to: (1)
interest rate swaps that have been designated as fair value
hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign
operations.
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
In connection with our derivative activities, we may enter into
International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties.

	February 28, 2026 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC ........................................	$3,515	3	$1,256	1
Foreign exchange contracts:
Bilateral OTC .......................................	10,449	5	2,543	6
Total derivatives designated as accounting hedges ............................	13,964		3,799
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded ................................	529	44,784	56	48,774
Cleared OTC ........................................	2,331,733	8,403	2,356,258	8,865
Bilateral OTC .......................................	267,009	1,702	577,234	683
Foreign exchange contracts:
Exchange-traded ................................	—	36	—	22
Bilateral OTC .......................................	149,495	35,501	118,551	10,816
Equity contracts:
Exchange-traded ................................	2,553,216	3,135,250	1,875,392	2,233,288
Bilateral OTC .......................................	1,693,580	53,207	1,901,935	44,644
Commodity contracts:
Exchange-traded ................................	3,197	431	61	427
Bilateral OTC .......................................	4,445	7,198	9,626	8,209
Credit contracts:
Cleared OTC ........................................	1,402	71	4,800	10
Bilateral OTC .......................................	75,525	33	53,711	19
Total derivatives not designated as accounting hedges .......................	7,080,131		6,897,624
Total gross derivative assets/ liabilities:
Exchange-traded ................................	2,556,942		1,875,509
Cleared OTC ........................................	2,336,650		2,362,314
Bilateral OTC .......................................	2,200,503		2,663,600
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded ................................	(1,318,353)		(1,318,353)
Cleared OTC ........................................	(2,335,539)		(2,338,936)
Bilateral OTC .......................................	(1,533,021)		(1,943,147)
Net amounts per Consolidated Statements of Financial Condition (4) .................................	$1,907,182		$1,300,987
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
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of
Financial Condition.

February 2026 Form 10-Q	21
Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC .........................................	$—	—	$2,519	4
Foreign exchange contracts:
Bilateral OTC ........................................	40,444	7	574	2
Total derivatives designated as accounting hedges .............................	40,444		3,093
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded .................................	232	33,107	24	36,811
Cleared OTC .........................................	806,009	8,148	804,799	8,325
Bilateral OTC ........................................	285,053	1,576	614,104	823
Foreign exchange contracts:
Bilateral OTC ........................................	115,068	34,418	103,297	12,028
Equity contracts:
Exchange-traded .................................	2,776,601	3,275,468	2,156,730	2,298,561
Bilateral OTC ........................................	1,367,089	57,254	1,670,215	36,481
Commodity contracts:
Exchange-traded .................................	452	627	73	668
Bilateral OTC .......................................	6,381	18,497	7,293	15,417
Credit contracts:
Cleared OTC .........................................	10,960	58	17,120	13
Bilateral OTC ........................................	121,557	17	98,456	15
Total derivatives not designated as accounting hedges .............................	5,489,402		5,472,111
Total gross derivative assets/ liabilities:
Exchange-traded .................................	2,777,285		2,156,827
Cleared OTC .........................................	816,969		824,438
Bilateral OTC ........................................	1,935,592		2,493,939
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded .................................	(1,600,969)		(1,600,969)
Cleared OTC .........................................	(815,810)		(819,548)
Bilateral OTC ........................................	(1,288,985)		(1,564,670)
Net amounts per Consolidated Statements of Financial Condition (4) ..................................	$1,824,082		$1,490,017
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
Financial Condition.
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended February 28,
Gains (Losses)	2026	2025
Interest rate swaps (1) ..............................................................	$1,121	$(5,628)
Long-term debt ...........................................................................	(10,916)	(6,691)
Total .............................................................................................	$(9,795)	$(12,319)
(1)Includes net settlements of $9.6 million and $11.9 million for the three months ended February 28, 2026 and 2025, respectively.
Gains (losses) on our net investment hedges recognized in
Currency translation and other adjustments, a component of
Other comprehensive income (loss), in our Consolidated
Statements of Comprehensive Income:

$ in thousands	Three Months Ended February 28,
Gains (Losses)	2026	2025
Foreign exchange contracts .....................................................	$(27,965)	$16,854
Total .............................................................................................	$(27,965)	$16,854
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended February 28,
Gains (Losses)	2026	2025
Interest rate contracts ...............................................................	$267	$(22,502)
Foreign exchange contracts .....................................................	(1,731)	(4,875)
Equity contracts .........................................................................	(119,375)	494,216
Commodity contracts ................................................................	4,282	5,734
Credit contracts..........................................................................	(3,058)	1,051
Total .............................................................................................	$(119,615)	$473,624
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
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
Remaining contract maturities at February 28, 2026:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ....................................	$4,444	$—	$—	$—	$4,444
Equity options and forwards ........	88,003	295,129	5,110	(269)	387,973
Credit default swaps .....................	1,012	25,469	—	—	26,481
Total return swaps .........................	174,444	180,251	—	(5,324)	349,371
Foreign currency forwards, swaps and options ...................	86,314	520	—	(520)	86,314
Fixed income forwards .................	49,222	—	—	—	49,222
Interest rate swaps, options and forwards ....................................	57,588	152,609	17,081	(32,665)	194,613
Total .................................................	$461,027	$653,978	$22,191	$(38,778)	1,098,418
Cross-product counterparty netting ........................................					(61,334)
Total OTC derivative assets included in Financial instruments owned ..................					$1,037,084

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards ....................................	$9,624	$—	$—	$—	$9,624
Equity options and forwards ........	52,569	293,741	3,879	(269)	349,920
Credit default swaps ......................	—	5,643	—	—	5,643
Total return swaps .........................	331,760	316,070	28	(5,324)	642,534
Foreign currency forwards, swaps and options ...................	47,768	216	—	(520)	47,464
Fixed income forwards .................	797	—	—	—	797
Interest rate swaps, options and forwards ....................................	34,569	108,293	421,001	(32,665)	531,198
Total .................................................	$477,087	$723,963	$424,908	$(38,778)	1,587,180
Cross-product counterparty netting ........................................					(61,334)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased .................................					$1,525,846
(1)At February 28, 2026, we held net exchange-traded derivative assets and liabilities with a fair value of $1.24 billion and $557.2 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At
February 28, 2026, cash collateral received and pledged was $368.5 million and $782.0 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at February 28, 2026:

Counterparty credit quality (1):	$ in thousands
A- or higher ...............................................................................................	$180,384
BBB- to BBB+ ...........................................................................................	100,766
BB+ or lower .............................................................................................	332,366
Unrated .....................................................................................................	423,568
Total ..........................................................................................................	$1,037,084
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	February 28, 2026
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$119.8	$808.5	$928.3

	November 30, 2025
	External Credit Rating
$ in millions	Investment Grade	Non- investment Grade	Total Notional
Credit protection sold:
Index credit default swaps .....................	$51.4	$873.2	$924.6
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
potential collateral we could have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

$ in millions	February 28, 2026	November 30, 2025
Derivative instrument liabilities with credit-risk- related contingent features ....................................	$98.9	$107.3
Collateral posted ...........................................................	(13.2)	(70.0)
Collateral received ........................................................	611.4	343.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1) ...............................................	697.1	380.5
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

February 2026 Form 10-Q	23
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Collateralized Transactions

	February 28, 2026
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,954.8	$1,604.3	$168.4	$3,727.5
Corporate debt securities .....................	594.4	3,465.1	—	4,059.5
Mortgage-backed and asset-backed securities .....................	89.0	2,208.7	—	2,297.7
U.S. government and federal agency securities .....................	22.1	6,057.8	—	6,079.9
Municipal securities ........	—	421.7	—	421.7
Sovereign obligations .....	30.1	1,666.5	225.5	1,922.1
Loans and other receivables ..................	—	406.9	—	406.9
Total ..................................	$2,690.4	$15,831.0	$393.9	$18,915.3

	November 30, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities .....................	$1,875.2	$1,028.6	$—	$2,903.8
Corporate debt securities .....................	589.7	3,271.5	—	3,861.2
Mortgage-backed and asset-backed securities .....................	—	2,062.6	—	2,062.6
U.S. government and federal agency securities .....................	21.6	9,183.1	—	9,204.7
Municipal securities ........	—	422.3	—	422.3
Sovereign obligations .....	54.3	1,487.7	200.5	1,742.5
Loans and other receivables ..................	—	805.4	—	805.4
Total ..................................	$2,540.8	$18,261.2	$200.5	$21,002.5

	February 28, 2026
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$2,252.7	$89.0	$150.7	$198.0	$2,690.4
Repurchase agreements .	1,719.2	7,290.3	3,104.3	3,717.2	15,831.0
Obligation to return securities received as collateral, at fair value .............................	393.9	—	—	—	393.9
Total ...................................	$4,365.8	$7,379.3	$3,255.0	$3,915.2	$18,915.3

	November 30, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements ..............	$2,072.7	$123.8	$81.3	$263.0	$2,540.8
Repurchase agreements .	2,108.1	9,569.4	2,959.8	3,623.9	18,261.2
Obligation to return securities received as collateral, at fair value .............................	200.5	—	—	—	200.5
Total ...................................	$4,381.3	$9,693.2	$3,041.1	$3,886.9	$21,002.5
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities
received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending
transactions, satisfy margin requirements on derivative
transactions or cover short positions. At February 28, 2026 and
November 30, 2025, the approximate fair value of securities
received as collateral by us that may be sold or repledged was
$52.59 billion and $49.68 billion, respectively. At February 28,
2026 and November 30, 2025, a substantial portion of the
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
but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements
(repurchase transactions).

	February 28, 2026
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements ...................................	$7,675.9	$—	$7,675.9	$(682.6)	$(1,762.3)	$5,231.0
Reverse repurchase agreements .........................................	13,234.8	(5,450.7)	7,784.1	(1,970.8)	(5,766.1)	47.2
Securities received as collateral, at fair value ...................	393.9	—	393.9	—	(393.9)	—
Liabilities:
Securities lending arrangements ........................................	$2,690.4	$—	$2,690.4	$(682.6)	$(1,908.3)	$99.5
Repurchase agreements .......................................................	15,831.0	(5,450.7)	10,380.3	(1,970.8)	(8,109.0)	300.5
Obligation to return securities received as collateral, at fair value .............................................................................	393.9	—	393.9	—	(393.9)	—

	November 30, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements ...................................	$8,295.2	$—	$8,295.2	$(512.3)	$(1,913.5)	$5,869.4
Reverse repurchase agreements .........................................	14,553.6	(6,104.5)	8,449.1	(2,727.2)	(5,670.2)	51.7
Securities received as collateral, at fair value ...................	200.5	—	200.5	—	(200.5)	—
Liabilities:
Securities lending arrangements ........................................	$2,540.8	$—	$2,540.8	$(512.3)	$(1,920.0)	$108.5
Repurchase agreements .......................................................	18,261.2	(6,104.5)	12,156.7	(2,727.2)	(8,666.7)	762.8
Obligation to return securities received as collateral, at fair value .............................................................................	200.5	—	200.5	—	(200.5)	—
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
(3)Includes $5.16 billion of securities borrowing arrangements, for which we have received securities collateral of $4.99 billion, and $250.0 million of repurchase agreements, for which we have pledged securities collateral of $272.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.81 billion of securities borrowing arrangements, for which we have received securities collateral of $5.69 billion, and $670.0 million of repurchase agreements, for which we have pledged securities collateral of $688.0 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
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
securities or CLOs). These securities are included in Financial instruments owned, at fair value and are generally initially categorized as Level 2 within the fair value hierarchy.

February 2026 Form 10-Q	25
Notes to Consolidated Financial Statements
(Unaudited)
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended February 28,
$ in millions	2026	2025
Transferred assets ....................................................................	$1,368.7	$42.0
Proceeds on new securitizations ............................................	1,368.7	42.0
Cash flows received on retained interests .............................	14.9	6.4
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at
February 28, 2026 and November 30, 2025.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting
treatment:

$ in millions	February 28, 2026		November 30, 2025
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS ...	$333.6	$6.0	$405.7	$4.0
U.S. government agency CMBS ...	1,104.9	1.1	1,108.2	1.1
CLOs .................................................	10,907.4	50.3	10,970.6	436.6
Consumer and other loans ...........	2,835.1	108.7	2,596.7	104.9
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
owned and a corresponding liability is recognized in Other
secured financings. The related liabilities do not have recourse to our general credit.

$ in millions	February 28, 2026	November 30, 2025
Financial instruments owned .................	$—	$456.1
Other secured financings .......................	—	456.1
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
the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

26	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs:

	February 28, 2026 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$0.1	$2.1
Segregated cash ..............................................................	—	2.3
Financial instruments owned ........................................	14.9	163.5
Securities purchased under agreements to resell (2)	2,860.1	0.8
Receivables from brokers (3) .........................................	—	69.6
Other receivables .............................................................	0.5	3.1
Other assets (4) ...............................................................	—	86.1
Total assets ......................................................................	$2,875.6	$327.5
Financial instruments sold, not yet purchased ...........	$—	$94.8
Other secured financings (5) .........................................	2,874.2	18.7
Payables to brokers and dealers ...................................	—	1.2
Other liabilities (6) ...........................................................	6.6	85.7
Long-term debt ................................................................	—	70.2
Total liabilities .................................................................	$2,880.8	$270.6

	November 30, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash ...................................................................................	$—	$1.7
Segregated cash ..............................................................	—	1.4
Financial instruments owned .........................................	1.4	142.6
Securities purchased under agreements to resell (2)	3,043.4	121.5
Receivables from brokers (3) .........................................	—	104.1
Other receivables .............................................................	—	3.1
Other assets (4) ...............................................................	—	87.1
Total assets ......................................................................	$3,044.8	$461.5
Financial instruments sold, not yet purchased ...........	$—	$83.8
Other secured financings (5) .........................................	3,042.4	21.6
Repurchase agreement ...................................................	—	147.8
Other liabilities (6) ...........................................................	7.3	85.1
Long-term debt ................................................................	—	70.2
Total liabilities .................................................................	$3,049.7	$408.5
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, all of which are eliminated in consolidation.
(3)Includes $0.5 million and $0.5 million at February 28, 2026 and November 30,
2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(4)Includes $3.5 million and $3.4 million at February 28, 2026 and November 30,
2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(5)Includes $709.0 million and $780.5 million at February 28, 2026 and
November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(6)Includes $84.3 million and $84.0 million at February 28, 2026 and
November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
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
We are the primary beneficiary of special purpose vehicles that hold risk retention notes issued as part of unsecured loan asset-
backed transactions. Our variable interests in the VIEs primarily consist of our ownership of certificates issued by the VIEs.
Nonconsolidated VIEs

	February 28, 2026
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$739.9	$51.7	$6,221.1	$20,689.2
Asset-backed vehicles ........	1,392.5	—	1,900.2	7,582.6
Related party private equity vehicles ............................	3.5	—	13.4	61.3
Other investment vehicles ..	1,715.1	—	1,908.0	71,800.9
Total .......................................	$3,851.0	$51.7	$10,042.7	$100,134.0

	November 30, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs ......................................	$1,245.3	$96.5	$7,055.5	$17,600.4
Asset-backed vehicles ........	1,207.3	—	1,797.1	6,616.0
Related party private equity vehicles ............................	3.5	—	14.3	57.7
Other investment vehicles ..	1,722.7	—	2,009.6	74,007.9
Total .......................................	$4,178.8	$96.5	$10,876.5	$98,282.0
Maximum Exposure to Loss
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
benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests, is not reduced by the amount of collateral held as part of a transaction with a VIE

February 2026 Form 10-Q	27
Notes to Consolidated Financial Statements
(Unaudited)
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
Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP
Manager. Our variable interests consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management
fees earned by the JCP Manager. At February 28, 2026 and
November 30, 2025, our remaining equity commitment in the JCP
Entities was $8.8 million and $9.7 million, respectively. At both
February 28, 2026 and November 30, 2025, we also had
remaining commitments of $0.4 million, to a private equity fund managed by us for the benefit of our employees. The carrying value of our collective equity interests were $3.5 million and $3.4 million at February 28, 2026 and November 30, 2025,
respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the vehicles primarily consist of private equity and equity related investments.
Other Investment Vehicles. At February 28, 2026 and
November 30, 2025, our remaining equity commitment in various other investment vehicles was $188.2 million and $282.2 million, respectively. The carrying value of our equity investments was
$1.72 billion at both February 28, 2026 and November 30, 2025.
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
At February 28, 2026 and November 30, 2025, we held $1.39
billion and $1.06 billion of agency mortgage-backed securities, respectively, and $183.4 million and $156.3 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our
maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding
vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 10. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of
accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any
loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	February 28, 2026	November 30, 2025
Total Investments in and loans to related parties ........................................................	$1,560.6	$1,496.1

28	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized
information provided for these investees is based on the latest financial information available as of February 28, 2026 and 2025.

	Three Months Ended February 28,
$ in millions	2026	2025
Total equity method pickup earnings recognized in Other revenues .................	$24.5	$7.1
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
At February 28, 2026, we and MassMutual each had equity
commitments to Jefferies Finance of $750.0 million, for a
combined total commitment of $1.5 billion. The equity
commitment is reduced quarterly based on our share of any
undistributed earnings from Jefferies Finance and the
commitment is increased only to the extent the share of such earnings are distributed. At February 28, 2026, our unfunded commitment to Jefferies Finance was $15.4 million. The
investment commitment is scheduled to expire on March 1, 2027 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a secured revolving credit facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the
proceeds of the facility. The total facility is a committed amount of $500.0 million at February 28, 2026. Advances are shared
equally between us and MassMutual. The facility is scheduled to mature on March 1, 2027 with automatic one year extensions
absent a 60 day termination notice by either party. At
February 28, 2026, our $250.0 million commitment was undrawn.
Activity related to the facility:

	Three Months Ended February 28,
$ in millions	2026	2025
Unfunded commitment fees ........................	$0.3	$0.3
Selected financial information for Jefferies Finance:

$ in millions	February 28, 2026	November 30, 2025
Total assets ....................................................	$6,903.7	$7,356.1
Total liabilities ................................................	5,467.6	5,959.2
Total mezzanine equity .................................	14.9	14.8

$ in millions	February 28, 2026	November 30, 2025
Our total investment balance .......................	$710.6	$691.0

	Three Months Ended February 28,
$ in millions	2026	2025
Net earnings (losses) attributable to members ....................................................	$33.1	$(1.7)
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended February 28,
$ in millions	2026	2025
Origination and syndication fee revenues (1) ...............................................................	$53.1	$60.2
Origination fee expenses (1) ........................	18.6	18.5
CLO placement and structuring fee revenues (2) .............................................	1.0	0.2
Placement and referral fees (3) ...................	6.3	0.6
Underwriting revenues (expenses) (4) .......	(1.0)	—
Service fees (5) ..............................................	65.6	54.4
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
(4)We act as an underwriter in connection with term loans issued by Jefferies
Finance.
(5)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
Additional balances with Jefferies Finance as reported in our
Consolidated Statements of Financial Condition.

$ in millions	February 28, 2026	November 30, 2025
Assets
Financial instruments owned, at fair value (1) .....................................................................	$2.6	$10.9
Other assets (2) .............................................	17.0	7.0
Liabilities
Financial instruments sold, not yet purchased, at fair value (1) (3) ...............	$7.5	$0.4
Payables:
Brokers, dealers and clearing organizations (4) ......................................	16.8	17.2
Customers (5) ...........................................	4.8	3.3
(1)In connection with our capital markets activities, from time to time we make a market in long-term debt securities and term loans of Jefferies Finance (i.e., we buy and sell debt securities and tern loans of Jefferies Finance).
(2)Receivable for services and certain fees from Jefferies Finance.
(3)Includes OTC foreign currency derivatives.
(4)Cash collateral received from Jefferies Finance on OTC foreign currency derivatives.

February 2026 Form 10-Q	29
Notes to Consolidated Financial Statements
(Unaudited)
(5)Payable to Jefferies Finance in connection with loans originated by Jefferies
Finance to borrowers who are investment banking clients of ours. We have also entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure on these loans.
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
February 28, 2026, the aggregate amount of commercial paper
outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	February 28, 2026	November 30, 2025
Total assets ...................................................	$5,146.4	$5,269.8
Total liabilities ...............................................	3,686.4	3,953.1
Total noncontrolling interest .......................	521.0	369.0

$ in millions	February 28, 2026	November 30, 2025
Our total investment balance .......................	$426.6	$429.7

	Three Months Ended February 28,
$ in millions	2026	2025
Net earnings attributable to members .......	$40.5	$37.8

	Three Months Ended February 28,
$ in millions	2026	2025
Distributions ...................................................	$21.2	$16.1
At February 28, 2026 and November 30, 2025, we had
commitments to purchase $13.4 million and $13.6 million,
respectively, of agency CMBS from Berkadia.
Revenues from other transactions with Berkadia for the three months ended February 28, 2026 and 2025 were $0.0 million and
$0.1 million, respectively.
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
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and the fund is in the process of being liquidated.
Selected financial information for the real estate investments:

$ in millions	February 28, 2026	November 30, 2025
Total assets ....................................................	$309.4	$312.6
Total liabilities ................................................	463.7	470.7

	February 28, 2026	November 30, 2025
Our total investment balance .......................	$99.5	$98.7

	Three Months Ended February 28,
$ in millions	2026	2025
Net earnings ...................................................	$3.8	$4.6
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies
Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together,
“JCP Fund V”), respectively, which are private equity funds
managed by a team led by our President and which are in the
process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $2.8 million at both February 28, 2026 and
November 30, 2025. We account for these investments at fair
value based on the NAV of the funds provided by the fund
managers. The following summarizes the results from these
investments which are included in Principal transactions
revenues:

	Three Months Ended February 28,
$ in millions	2026	2025
Net gains (losses) from our investments in JCP Fund V ............................................	$—	$(0.2)
At both February 28, 2026 and November 30, 2025, we were
committed to invest equity of up to $85.0 million in JCP Fund V.
At both February 28, 2026 and November 30, 2025, our unfunded commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets
resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% at February 28, 2026 of the combined equity interests:

Three Months Ended (1)
$ in millions	December 31, 2025	December 31, 2024
Net increase (decrease) in net assets resulting from operations .......................................................	$—	$(0.6)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2026 and 2025 is included based on the periods presented.
Hildene
In July 2024, we invested $25.0 million in the Class A Common
Equity Units of Hildene Insurance Holdings, LLC (“Hildene
Insurance”), an investment fund with insurance exposures. On
March 1, 2025, we made an additional investment of
$75.0 million in Hildene Insurance, which resulted in an increase of our effective ownership from 8.83% to 23.5%. The investment is accounted for under the equity method with a carrying amount of $117.1 million and $113.8 million at February 28, 2026 and
November 30, 2025, respectively.

30	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Selected financial information for Hildene Insurance:

$ in millions	December 31, 2025 (1)	September 30, 2025 (1)
Total assets ...............................................................	$564.6	$498.4
Total liabilities ...........................................................	20.1	0.7
Total members’ equity .............................................	544.5	497.7

Three Months Ended (1)
$ in millions	December 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations .............................................................	$16.6	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at February 28, 2026 and November 30, 2025 is based on the dates presented, and in our results of operations for the three months ended February 28, 2026 and 2025 is based on the periods presented.
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
ApiJect
We own shares that represent a 37.9% and 33.6% economic
interest in ApiJect at February 28, 2026 and November 30, 2025,
respectively, which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within corporate equity securities in Financial instruments owned, at fair value. At both February 28, 2026 and November 30, 2025, the total fair value of our total equity investment in common shares of ApiJect was $97.9 million, which is classified within
Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on April 30, 2026. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both
February 28, 2026 and November 30, 2025, which would be
classified as Level 3 in the fair value hierarchy.
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
recorded within Premises and equipment at $57.7 million. During the third quarter of 2025, we sold the airplanes.

	Three Months Ended February 28,
$ in millions	2026	2025
Operating lease income ................................	$—	$5.6
Also in December 2023, we provided a loan to the seller for
$30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of
$0.0 million and $0.7 million on the loan during the three months ended February 28, 2026 and 2025, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $43.2 million at both February 28, 2026 and November 30, 2025, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in
May 15, 2026, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.5 million for both the three months ended February 28, 2026 and 2025.
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
is periodically updated to reflect changes in the underlying portfolio’s credit characteristics and most recent historical loss data.

February 2026 Form 10-Q	31
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for credit losses for investment banking receivables:

	Three Months Ended February 28,
$ in thousands	2026	2025
Beginning balance ........................................................	$3,681	$5,277
Bad debt expense .........................................................	10,164	1,347
Charge-offs ...................................................................	—	(3,076)
Recoveries collected ....................................................	(1,885)	(1,502)
Ending balance (1) ..............................................................	$11,960	$2,046
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
Note 12. Goodwill and Intangible Assets
Goodwill

	Three Months Ended February 28, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,535,961	$301,609	$1,837,570
Currency translation and other adjustments ..............................................	1,281	2,115	3,396
Impairment (1) ................................................	—	(58,240)	(58,240)
Reclassification to held for sale (1) ............	—	(56,850)	(56,850)
Balance, at end of period .............................	$1,537,242	$188,634	$1,725,876
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, we recorded a $58.2 million goodwill impairment charge. The remaining goodwill balance was reclassified as held for sale at February 28,
2026. See Note 4, Assets and Liabilities Held for Sale.

	Three Months Ended February 28, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period ...................	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments ..............................................	(1,151)	(2,140)	(3,291)
Balance, at end of period .............................	$1,531,862	$292,785	$1,824,647
Carrying values of goodwill by reporting unit:

$ in millions	February 28, 2026	November 30, 2025
Investment banking ..............................................................	$702.6	$702.0
Equities and wealth management ......................................	256.1	255.9
Fixed income .........................................................................	578.5	578.0
Asset management ..............................................................	143.0	143.0
Other investments .................................................................	45.7	158.7
Total ........................................................................................	$1,725.9	$1,837.6
Intangible Assets

	February 28, 2026			Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (1) ........................................	$127,693	$(104,980)	$22,713	5.0
Trademarks and trade names (1) .............................	128,981	(47,963)	81,018	22.0
Exchange and clearing organization membership interests and registrations ........................................	8,735	—	8,735	N/A
Other (1) .......................................................................	15,128	(14,374)	754	2.5
Total ..............................................................................	$280,537	$(167,317)	$113,220

	November 30, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships ..........................	$166,328	$622	$(116,810)	$50,140	4.6
Trademarks and trade names ................	160,674	—	(55,948)	104,726	20.6
Exchange and clearing organization membership interests and registrations ..............................................	8,717	—	—	8,717	N/A
Other ...........................................................	86,815	99	(47,920)	38,994	2.8
Total ...........................................................	$422,534	$721	$(220,678)	$202,577
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, the remaining intangible asset balance of $82.7 million was reclassified as held for sale at February 28, 2026. See Note 4, Assets and
Liabilities Held for Sale.
Amortization Expense
For finite life intangible assets, we recognized aggregate
amortization expense of $8.5 million and $7.8 million for the three months ended February 28, 2026 and 2025, respectively.
These expenses are included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years:

Year	$ in thousands
Remainder of fiscal year 2026 ............................................................	$6,535
Year ending November 30, 2027 ........................................................	8,685
Year ending November 30, 2028 ........................................................	8,567
Year ending November 30, 2029 ........................................................	8,380
Year ending November 30, 2030 ........................................................	8,322
Note 13. Revenues from Contracts with Customers

	Three Months Ended February 28,
$ in thousands	2026	2025
Revenues from contracts with customers:
Investment banking ..........................................................	$1,014,955	$725,661
Commissions and other fees .........................................	361,073	287,965
Asset management fees ..................................................	6,899	45,808
Real estate revenues ........................................................	2,246	11,081
Internet connection and broadband revenues .............	52,412	57,804
Other contracts with customers .....................................	18,064	16,107
Total revenue from contracts with customers ............	1,455,649	1,144,426
Other sources of revenue:
Principal transactions ......................................................	487,498	407,230
Revenues from strategic affiliates .................................	69,292	43,449
Interest ...............................................................................	813,119	845,171
Other ..................................................................................	45,707	32,588
Total revenues ..................................................................	$2,871,265	$2,472,864

32	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue

	Three Months Ended February 28, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$527,128	$—	$527,128
Investment banking - Underwriting .........	487,827	—	487,827
Equities (1) .................................................	359,381	—	359,381
Fixed income (1) ........................................	1,692	—	1,692
Asset management ...................................	—	6,899	6,899
Other investments .....................................	—	72,722	72,722
Total ............................................................	$1,376,028	$79,621	$1,455,649
Primary geographic region:
Americas .....................................................	$1,042,946	$25,226	$1,068,172
Europe and the Middle East .....................	237,296	53,523	290,819
Asia-Pacific ................................................	95,786	872	96,658
Total ............................................................	$1,376,028	$79,621	$1,455,649

	Three Months Ended February 28, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory ................	$397,780	$—	$397,780
Investment banking - Underwriting .........	327,881	—	327,881
Equities (1) .................................................	286,050	—	286,050
Fixed income (1) ........................................	1,915	—	1,915
Asset management ...................................	—	45,808	45,808
Other investments ....................................	—	84,992	84,992
Total ............................................................	$1,013,626	$130,800	$1,144,426
Primary geographic region:
Americas .....................................................	$748,675	$71,070	$819,745
Europe and the Middle East ....................	173,121	58,794	231,915
Asia-Pacific ................................................	91,830	936	92,766
Total ............................................................	$1,013,626	$130,800	$1,144,426
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 20, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue
Recognized from Past Performance
We do not disclose information about remaining performance
obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance
obligations with an original expected duration exceeding one year was not material at February 28, 2026. Investment banking
advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three months ended February 28, 2026 and 2025, we recognized $10.9 million and $58.2 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving
uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $7.8 million and $7.7 million of revenues primarily associated with distribution services for the three months ended February 28, 2026 and 2025,
respectively, a portion of which relates to prior periods.
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
Deferred revenue at February 28, 2026 and November 30, 2025
was $69.5 million and $92.3 million, respectively, which is
recorded in Accrued expenses and other liabilities. During the three months ended February 28, 2026 and 2025, we recognized revenues of $46.0 million and $27.4 million, respectively, that were recorded as deferred revenue at the beginning of the
periods.
We had receivables related to revenues from contracts with
customers of $353.9 million and $396.8 million at February 28,
2026 and November 30, 2025, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with
investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2026 and November 30, 2025, capitalized costs to fulfill a contract were $5.3 million and $5.2 million,
respectively, which are recorded in Receivables – Fees, interest and other. During the three months ended February 28, 2026 and
2025, we recognized expenses of $2.0 million and $0.9 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no
significant impairment charges recognized in relation to these capitalized costs for the three months ended February 28, 2026 and 2025.
Note 14. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the
Senior Executive Compensation Plan and other compensation
plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2025.
At February 28, 2026, there were approximately 2.1 million shares of restricted stock outstanding with future service required,
6.4 million RSUs outstanding with future service required
(including target RSUs that may be issued under the senior
executive compensation plan), 10.3 million RSUs outstanding
with no future service required, and 5.1 million stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is
21.8 million at February 28, 2026.

February 2026 Form 10-Q	33
Notes to Consolidated Financial Statements
(Unaudited)
In December 2025, the Compensation Committee of our Board of
Directors granted RSUs and performance stock units (“PSUs”) to each of our senior executives as follows:

$ in millions	Grant Terms
RSUs
Aggregate grant date fair value ......................................	$14.3
Vesting period ...................................................................	3-year cliff
PSUs
Aggregate target fair value ..............................................	$14.3
Service period ....................................................................	3 years
Performance period ..........................................................	Fiscal 2025 to Fiscal 2027
Performance target (1) ....................................................	10% ROTE
Performance range (2) .....................................................	7.5% - 15% ROTE
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended February 28,
$ in millions	2026	2025
Restricted cash awards .....................................................	$132.6	$115.1
Restricted stock and RSUs (1) ..........................................	50.7	35.6
Profit sharing plan ...............................................................	7.8	7.4
Total compensation cost...................................................	$191.1	$158.1
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain
compensation plans at February 28, 2026:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards ..............	$225.9	3.4
Restricted cash awards (1) ........................	1,229.3	3.0
Total ..............................................................	$1,455.2
(1)The remaining unamortized amount is included within Other assets.
Note 15. Borrowings
Short-Term Borrowings

$ in thousands	February 28, 2026	November 30, 2025
Bank loans and other credit facilities ........................	$768,904	$568,418
Fixed rate callable note ...............................................	1,148,588	1,198,788
Total short-term borrowings (1) ...............................	$1,917,492	$1,767,206
(1)Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At February 28, 2026 and November 30, 2025, the weighted
average interest rate on bank loans outstanding is 4.94% and
4.92% per annum, respectively.
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
reference to the bank’s cost of funding. At February 28, 2026, we were in compliance with all covenants under these credit
facilities.

34	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	February 28, 2026	November 30, 2025
Parent Co. unsecured borrowings
Fixed rate	2026	$925,851	$869,461
	2027	1,118,840	1,117,106
	2028	995,065	1,029,501
	2029	597,501	586,495
	2030	1,051,878	1,063,637
	2031 and Later	6,225,104	4,782,178

Variable rate	2026	46,087	45,235
	2029	1,313	1,312
	2031 and Later	71,928	71,924

Structured notes (1)	2026	69,176	102,743
	2027	96,528	94,777
	2028	152,160	176,009
	2029	138,890	178,956
	2030	431,876	443,825
	2031 and Later	2,206,359	2,156,638
Total Parent Co. unsecured borrowings (2) ..........................................................................................................................................		14,128,556	12,719,797
Subsidiaries secured borrowings
Fixed rate	2026	112,725	166,414
	2027	653,483	630,114
	2028	758,938	746,556
	2029	230,994	191,068

Variable rate	2026	—	525,000
	2027	124,559	124,458
	2028	525,000	—

Total Subsidiaries secured borrowings .................................................................................................................................................		2,405,699	2,383,610
Subsidiaries unsecured borrowings
Fixed rate	2029	—	3,937
	2030	—	1,416
	2031 and Later	641,706	633,372

Variable rate	2026	—	100,000
	2027	53,458	53,759
Total Subsidiaries unsecured borrowings .............................................................................................................................................		695,164	792,484
Total long-term debt (3) ..........................................................................................................................................................................		$17,229,419	$15,895,891
Fair value ....................................................................................................................................................................................................		$17,384,685	$16,122,970
Weighted-average interest rate (4) .......................................................................................................................................................		5.10%	5.11%
Interest rate range (4) ..............................................................................................................................................................................		0.00% - 7.40%	0.00% - 7.50%
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
(2)Carrying values of certain borrowings, totaling $2.70 billion and $2.68 billion for February 28, 2026 and November 30, 2025, respectively, include cumulative hedging adjustments of $131.9 million and $142.8 million at February 28, 2026 and November 30, 2025, respectively, associated with interest rate swaps based on designation as fair value hedges.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At February 28, 2026 and November 30, 2025, our borrowings under several credit facilities classified within Long-term debt amounted to $703.0 million and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Certain of our long-term borrowings are callable by us prior to maturity reflected at their contractual maturity dates. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28,
2026, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes.

February 2026 Form 10-Q	35
Notes to Consolidated Financial Statements
(Unaudited)
For the three months ended February 28, 2026, long-term debt increased by $1.33 billion to $17.23 billion at February 28, 2026, primarily due to proceeds of $1.63 billion from the issuances of unsecured senior notes and $74.8 million from currency gains on foreign currency borrowings. These increases were partially
offset by repayments of $188.2 million on our unsecured senior notes, $52.2 million from net repayments of structured notes, the reclassification of $51.9 million of Tessellis’ borrowings to Held for sale (refer to Note 4, Assets and Liabilities Held for Sale for further information), and $42.3 million from decreased
subsidiaries’ borrowings.
Note 16. Total Equity
Common Stock
At February 28, 2026 and November 30, 2025, we had
565,000,000 authorized shares of voting common stock with a
par value of $1.00 per share. At February 28, 2026 and November
30, 2025, we had outstanding 204,422,673 and 206,296,167
common shares outstanding, respectively.
During the three months ended February 28, 2026, we
repurchased a total 3.0 million of our common shares for $174.3 million, or an average price of $58.18 per share, including 2.5 million of our common shares for $143.8 million in the open
market under our share repurchase program, and 0.5 million of our common shares for $30.5 million in connection with net-
share tax withholding under our equity compensation plan. In
March 2026, the Board of Directors has authorized the
repurchase of common stock up to $250.0 million under a share repurchase program.
Preferred Shares
At February 28, 2026 and November 30, 2025, 6.0 million of
preferred shares, par value $1.00 per share, were authorized and
55,125 shares issued and outstanding.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock exchanged. As of November 30, 2025,
SMBC had exchanged approximately 27.6 million shares of
voting common stock for 55,125 shares of Series B Preferred
Stock. At February 28, 2026, SMBC owns approximately 15.9% of our common stock on an as-converted basis and 14.4% on a
fully-diluted, as-converted basis. Since August 2024, the CEO of
Sumitomo Mitsui Financial Group, Inc. has served on our Board, with the President and Executive Officer of SMBC taking over the position following his election at the Annual Shareholder Meeting in March 2026. Additionally, Refer to Note 21, Related Party
Transactions for further information regarding transactions with
SMBC.
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
economic ownership in the Company to up to 20% on an as-
converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company.

36	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended February 28,
In thousands, except per share amounts	2026	2025
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations .................................................................................................................................................	$159,346	$136,849
Less: Net losses attributable to noncontrolling interests .......................................................................................................................	(15,858)	(6,983)
Allocation of earnings to participating securities (1) ..............................................................................................................................	(19,504)	(16,039)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share .........................	$155,700	$127,793
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share ......................	$155,700	$127,793

Denominator for earnings per common share:
Weighted average common shares outstanding .....................................................................................................................................	206,093	206,046
Weighted average shares of restricted stock outstanding with future service required ...................................................................	(2,147)	(2,200)
Weighted average RSUs outstanding with no future service required .................................................................................................	11,761	10,690
Weighted average basic common shares ................................................................................................................................................	215,707	214,536
Stock options and other share-based awards .........................................................................................................................................	5,152	5,287
Senior executive compensation plan RSU awards ..................................................................................................................................	2,411	2,625
Weighted average diluted common shares (2) .......................................................................................................................................	223,270	222,448

Earnings per common share:
Basic ...	$0.72	$0.60
Diluted ...	$0.70	$0.57
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million and 27.7 million for the three months ended February 28, 2026 and 2025, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares were 12.3% and 13.4% of the weighted average common shares outstanding for the three months ended February 28, 2026 and 2025, respectively.

February 2026 Form 10-Q	37
Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Three Months Ended February 28, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40

Three Months Ended February 28, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
On March 25, 2026, the Board of Directors declared a dividend of
$0.40 per common share to be paid on May 29, 2026 to common
shareholders of record at May 18, 2026.
During both three months ended February 28, 2026 and 2025, we paid cash dividends of $11.0 million with respect to the Series B
Preferred stock.
The payment of dividends is subject to the discretion of our
Board of Directors and depends upon general business
conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	February 28, 2026	November 30, 2025
Net unrealized losses on available-for-sale securities .......................................................................	$(1,212)	$(1,796)
Net currency translation adjustments and other .....	(136,256)	(145,280)
Net unrealized losses related to instrument- specific credit risk .......................................................	(141,040)	(200,688)
Net minimum pension liability ....................................	(36,515)	(36,670)
Total accumulated other comprehensive loss, net of tax ..............................................................................	$(315,023)	$(384,434)
Amounts reclassified out of accumulated other comprehensive
income (loss) to net earnings:

	Three Months Ended February 28,
$ in thousands	2026	2025
Net unrealized gains on instrument-specific credit risk at fair value (1) .......................................................	$3,307	$2,538
Amortization of defined benefit pension plan actuarial losses (2) .......................................................	(155)	(759)
Total reclassifications for the period, net of tax .....	$3,152	$1,779
(1)The amounts include income tax expense of $1.1 million and $0.9 million for the three months ended February 28, 2026 and 2025, respectively.
(2)The amount includes income tax benefit of $0.2 million for the three months ended February 28, 2025, which were reclassified to Compensation and benefits expenses.
Note 17. Income Taxes
At February 28, 2026 and November 30, 2025, our total gross
unrecognized tax benefits were $240.0 million and
$241.6 million, respectively.
At February 28, 2026 and November 30, 2025, we had interest
accrued of $184.6 million and $177.9 million, respectively,
included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $189.5 million and $190.9 million (net of Federal benefit) at February 28, 2026 and November 30, 2025, respectively.
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
resolution occurs.
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States ...........................................................................................	2022
New York State ........................................................................................	2001
New York City ..........................................................................................	2006
United Kingdom .......................................................................................	2023
Germany ...................................................................................................	2020
Hong Kong ...............................................................................................	2019
India ...........................................................................................................	2010

	Three Months Ended February 28,
$ in millions	2026	2025
Income tax expense ......................................	$52.9	$14.2
Effective tax rate ............................................	24.9%	9.4%
Note 18. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	2032 and Later	Maximum Payout
Equity commitments (1) ....	$14.1	$115.6	$—	$0.1	$123.9	$253.7
Loan commitments (1) ......	85.6	252.5	88.0	137.7	8.8	572.6
Loan purchase commitments (2) ................	3,607.5	—	—	—	—	3,607.5
Forward starting reverse repos (3) ..............................	4,970.2	—	—	—	—	4,970.2
Forward starting repos (3)	3,421.7	—	—	—	—	3,421.7
Other unfunded commitments (1) ................	134.2	1,516.6	1,276.0	—	16.5	2,943.3
Total commitments ...........	$12,233.3	$1,884.7	$1,364.0	$137.8	$149.2	$15,769.0
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at February 28, 2026, Jefferies had also entered into back-to-back committed sale contracts aggregating to $3.29 billion.
(3)At February 28, 2026, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in
Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At
February 28, 2026, our outstanding commitments relating to
Jefferies Capital Partners, LLC and its private equity funds were
$9.7 million.
Additionally, at February 28, 2026, we had other outstanding equity commitments to invest up to $192.9 million with strategic affiliates and $35.7 million to various other investments.

38	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Loan Commitments. From time to time, we make commitments
to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities
typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2026, we had outstanding loan commitments of $319.2 million to a client and $3.4 million to strategic affiliates.
Loan commitments outstanding at February 28, 2026 also
include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan
underwritings by Jefferies Finance.
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
Notional amounts associated with our derivative contracts
meeting the definition of a guarantee under U.S. GAAP at
February 28, 2026:

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts— non-credit related .........	$8,221.6	$15,704.9	$13,773.3	$1,459.0	$39,158.8
Total derivative contracts .......	$8,221.6	$15,704.9	$13,773.3	$1,459.0	$39,158.8
The derivative contracts deemed to meet the definition of a
guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these
contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated
with these contracts in the context of our overall risk
management framework. We believe notional amounts overstate
our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2026, the fair value of derivative contracts meeting the definition of a guarantee, gross of any counterparty and cash collateral netting, is a liability of approximately $635.0 million.
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
At February 28, 2026, the aggregate amount of infrastructure improvement bonds outstanding was $74.4 million.
Standby Letters of Credit. At February 28, 2026, we provided guarantees to certain counterparties in the form of standby
letters of credit in the amount of $345.6 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown
does not necessarily reflect the actual future cash funding
requirement.
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
Note 19. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority
(“FINRA”) and is subject to the SEC Uniform Net Capital Rule
(“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital
requirements using the alternative method permitted by Rule
15c3-1 in calculating net capital. Jefferies LLC, as a dually-
registered U.S. broker-dealer and futures commission merchant

February 2026 Form 10-Q	39
Notes to Consolidated Financial Statements
(Unaudited)
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
the German Federal Financial Supervisory Authority.
At February 28, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,448,011	$1,277,695
JFSI - SEC ......................................................................	333,245	298,800
JFSI - CFTC ...................................................................	333,245	300,126
JIL (1) .............................................................................	2,095,104	1,045,119
Jefferies GmbH (1) ......................................................	386,316	158,187
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At February 28, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH
are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 28, 2026,
Jefferies LLC had $1.02 billion in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 28, 2026,
Jefferies LLC had $596.1 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the SEC Rule 15c3-3 customer and PAB requirements are included in Cash and securities
segregated and Securities purchased under agreements to resell.
JFSI is exempt from the CFTC and SEC segregation rules.
Note 20. Segment Reporting
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
Notes to Consolidated Financial Statements
(Unaudited)
Our Chief Executive Officer and President serve collectively as our chief operating decision maker (“CODM”). In this capacity, the
CODM evaluates the performance of each business segment and
allocates resources based on a variety of strategic and financial considerations. These considerations include measures of
segment results and profitability, including net revenues and earnings before income taxes, which are calculated in
accordance with U.S. GAAP and align with the amounts reported in our Consolidated Statements of Earnings. The CODM regularly reviews results and profitability measures to monitor budget versus actual results. Furthermore, the ongoing monitoring of budget versus actual results is used to assess the performance of each reportable business segment and significantly influences decisions about allocating resources.
Summary of our results by reportable business segment:

	Three Months Ended February 28,
$ in millions	2026	2025
Investment Banking and Capital Markets:
Revenues
Non-interest revenues ............................................................	$1,801.4	$1,403.7
Interest income .......................................................................	770.1	802.6
Total revenues (1) ..................................................................	2,571.5	2,206.3
Interest expense .....................................................................	775.5	807.3
Net revenues (1) .....................................................................	1,796.0	1,399.0
Non-interest expenses
Compensation and benefits ..................................................	1,021.3	769.1
Brokerage and clearing fees .................................................	121.8	100.2
Technology and communications .......................................	142.5	127.6
Business development ..........................................................	70.3	58.7
Other segment items (3) (4) .................................................	189.1	176.4
Total non-interest expenses ................................................	1,545.0	1,232.0
Earnings before income taxes ..............................................	$251.0	$167.0

Asset Management:
Revenues
Non-interest revenues ............................................................	$255.9	$221.7
Interest income .......................................................................	43.0	42.5
Total revenues (2) ..................................................................	298.9	264.2
Interest expense .....................................................................	78.6	72.5
Net revenues (2) .....................................................................	220.3	191.7
Non-interest expenses
Compensation and benefits ..................................................	64.6	72.0
Brokerage and clearing fees .................................................	11.3	9.2
Technology and communications .......................................	17.3	11.9
Business development ..........................................................	5.2	13.6
Cost of sales ...........................................................................	29.9	41.6
Other segment items (3) (5) .................................................	131.6	61.6
Total non-interest expenses ................................................	259.9	209.9
Losses before income taxes (6) (7) ....................................	$(39.6)	$(18.2)

Total of Reportable Business Segments:
Revenues
Non-interest revenues ............................................................	$2,057.3	$1,625.4
Interest income .......................................................................	813.1	845.1
Total revenues ........................................................................	2,870.4	2,470.5
Interest expense .....................................................................	854.1	879.8
Net revenues ...........................................................................	2,016.3	1,590.7
Non-interest expenses
Compensation and benefits ..................................................	1,085.9	841.1
Brokerage and clearing fees .................................................	133.1	109.4
Technology and communications .......................................	159.8	139.5
Business development ..........................................................	75.5	72.3
Cost of sales ...........................................................................	29.9	41.6
Other segment items (3) .......................................................	320.7	238.0
Total non-interest expenses ................................................	1,804.9	1,441.9
Earnings before income taxes .............................................	$211.4	$148.8
(1)Includes total net earnings related to equity method investees of $20.3 million and $4.7 million, respectively.
(2)Includes total net earnings (losses) related to equity method investees of $4.2 million and $2.4 million, respectively.
(3)Primarily consists of underwriting costs, occupancy and equipment rental, professional services, and depreciation and amortization.
(4)Includes depreciation and amortization of $33.5 million and $9.9 million, respectively.
(5)Includes depreciation and amortization of $23.4 million and $21.1 million, respectively.
(6)Consists of earnings before income taxes of $80.0 million and $13.3 million, respectively, related to asset management fees and investment return and consists of losses before income taxes of $119.6 million and $31.5 million, respectively, related to Other investments.
(7)Includes losses before income taxes related to non-controlling interests of
$15.8 million and $7.0 million, respectively.

February 2026 Form 10-Q	41
Notes to Consolidated Financial Statements
(Unaudited)
Reconciliation of Reportable Segment Information:

	Three Months Ended February 28,
$ in millions	2026	2025
Total revenues for reportable segments .................	$2,016.3	$1,590.7
Other revenues not allocated to segments ...............	0.8	2.3
Total consolidated net revenues ...............................	$2,017.1	$1,593.0

Total earnings for reportable segments ..................	$211.4	$148.8
Earnings not allocated to segments ..........................	0.8	2.3
Total consolidated earnings .......................................	$212.2	$151.1
Assets by reportable business segment:

$ in millions	February 28, 2026	November 30, 2025
Investment Banking and Capital Markets .................	$68,934.9	$70,335.5
Asset Management ......................................................	5,445.6	5,676.8
Total assets ..................................................................	$74,380.5	$76,012.3
Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets
reportable business segment are recorded in the geographic
region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is
located. For the Asset Management reportable business
segment, net revenues are allocated according to the location of the investment advisor or the location of the invested capital.

	Three Months Ended February 28,
$ in millions	2026	2025
Americas (1) .................................................................	$1,405.8	$1,084.3
Europe and the Middle East (2) ..................................	436.3	370.6
Asia-Pacific ...................................................................	175.0	138.1
Net revenues ................................................................	$2,017.1	$1,593.0
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 21. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 28, 2026 and November 30, 2025, we had $16.7
million and $19.2 million, respectively, of loans, net of
allowance, outstanding to certain of our officers and
employees (none of whom are executive officers or directors)
that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are
provided on substantially the same terms.
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately
$10.5 million and $10.4 million at February 28, 2026 and
November 30, 2025, respectively.
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
and value creation resulting from our strategic alliance with
SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	February 28, 2026	November 30, 2025
Assets
Cash and cash equivalents .........................................	$398,415	$444,506
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ................	27,444	27,975
Financial instruments owned, at fair value ...............	6,312	395
Securities borrowed .....................................................	7,466	3,872
Securities purchased under agreements to resell ...	263,644	357,261
Receivables:
Brokers, dealers and clearing organizations ........	4,240	7,752
Customers .................................................................	—	206
Fees, interest and other ...........................................	6,514	5,438
Other assets ..................................................................	9,267	6,203
Total assets ..................................................................	$723,302	$853,608

Liabilities
Financial instruments sold, not yet purchased, at fair value ...................................................................	$2,814	$6,763
Securities loaned ..........................................................	89,662	620
Securities sold under agreements to repurchase ...	562,528	638,581
Payables:
Brokers, dealers and clearing organizations .......	3,403	470
Accrued expenses and other liabilities .....................	10,496	9,537
Long-term debt (1) .......................................................	—	—
Total liabilities ..............................................................	$668,903	$655,971
(1)We have credit facilities with SMBC totaling $1.15 billion with interest rates based on various benchmark rates and associated spreads.

	Three Months Ended February 28,
$ in thousands	2026	2025
Revenues
Investment banking ...............................................................	$3,329	$3,849
Principal transactions (1) .....................................................	326	(4,192)
Commissions and other fees ...............................................	523	649
Interest ....................................................................................	4,525	7,617
Total revenues .......................................................................	8,703	7,923
Interest expense ....................................................................	6,948	10,871
Net revenues ..........................................................................	$1,755	$(2,948)
Non-interest expenses
Compensation and benefits	$1,243	$—
Technology and communications .......................................	1,024	—
Business development .........................................................	9,575	4,688
Other expenses ......................................................................	1,090	4
Total non-interest expenses ...............................................	$12,932	$4,692
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.

42	Jefferies Financial Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other Related Party Transactions
We have other related party transactions with equity method
investees. Refer to Note 10, Investments for further information.

February 2026 Form 10-Q	43
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
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended
November 30, 2025 and filed with the Securities and Exchange
Commission (“SEC”) on January 28, 2026;
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
Consolidated Results of Operations
Overview

	Three Months Ended February 28,
$ in thousands	2026	2025	% Change
Net revenues ....................................................	$2,017,130	$1,593,019	26.6%
Non-interest expenses ....................................	1,804,914	1,441,954	25.2%
Earnings from continuing operations before income taxes ........................................	212,216	151,065	40.5%
Income tax expense from continuing operations ..........................................................	52,870	14,216	271.9%
Net earnings from continuing operations .....	159,346	136,849	16.4%
Net losses attributable to noncontrolling interests .............................................................	(15,858)	(6,983)	127.1%
Preferred stock dividends ...............................	19,504	16,039	21.6%
Net earnings attributable to common shareholders .....................................................	155,700	127,793	21.8%
Effective tax rate from continuing operations ........................................................	24.9%	9.4%
Executive Summary
Three Months Ended February 28, 2026 Versus February 28, 2025
Net earnings attributable to common shareholders were
$155.7 million and $127.8 million for the three months ended
February 28, 2026 and 2025, respectively.
Our effective tax rate was 24.9%, and 9.4% for the three months ended February 28, 2026 and 2025, respectively.
The remainder of our “Consolidated Results of Operations” is presented on a detailed product and expense basis. Our
“Revenues by Source” is reported along the following business lines: Investment Banking, Equities, Fixed Income and Asset
Management.
At February 28, 2026, we had 7,596 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments, compared to 7,787 at November 30, 2025. Included
within our global headcount are 1,578 employees at February 28,
2026 and 1,797 employees at November 30, 2025 of our Stratos,
Tessellis, HomeFed and M Science subsidiaries.
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
assessing the financial performance of our operating businesses and are, therefore, not reported as part of our business segment results.

44	Jefferies Financial Group Inc.

	Three Months Ended February 28,
	2026		2025
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory ..................................	$527,128	26.2%	$397,780	25.0%	32.5%
Equity underwriting ...............	305,969	15.2	128,520	8.1	138.1
Debt underwriting ..................	181,858	9.0	199,362	12.5	(8.8)
Other investment banking ....	2,338	0.1	(24,970)	(1.6)	N/M
Total Investment Banking ...	1,017,293	50.5	700,692	44.0	45.2
Equities ...................................	558,488	27.7	409,058	25.7	36.5
Fixed income .........................	220,268	10.9	289,226	18.2	(23.8)
Total Capital Markets ..........	778,756	38.6	698,284	43.9	11.5
Total Investment Banking and Capital Markets (1) .	1,796,049	89.1	1,398,976	87.9	28.4
Asset management fees and revenues ...................	69,910	3.5	88,630	5.6	(21.1)
Investment return ..................	88,992	4.4	(5,634)	(0.4)	N/M
Allocated net interest (2) .....	(22,238)	(1.1)	(17,221)	(1.1)	29.1
Other investments, inclusive of net interest ..	83,598	4.1	125,940	7.9	(33.6)
Total Asset Management ....	220,262	10.9	191,715	12.0	14.9
Other .......................................	819	—	2,328	0.1	(64.8)
Net revenues .........................	$2,017,130	100.0%	$1,593,019	100.0%	26.6%
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
•underwriting services, which include debt underwriting and
placement services related to investment grade debt, high yield bonds, leveraged loans, emerging market debt, global
structured notes, municipal debt and mortgage-backed and
asset-backed securities; equity underwriting and placement
services related to equity offerings, preferred stock and equity-
linked securities; and loan syndication;
•our 50% share of net earnings from our Jefferies Finance joint venture;
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia, which includes commercial mortgage
origination and servicing as well as investment sales;
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily
associated with investment banking transactions.

Deals Completed
	Three Months Ended
	February 28, 2026	February 28, 2025
Advisory transactions ..................................................	99	92
Public and private equity and convertible offerings .	56	35
Public and private debt financings .............................	257	213

Aggregate Value
	Three Months Ended
$ in billions	February 28, 2026	February 28, 2025
Advisory transactions ..................................................	$87.5	$111.8
Public and private equity and convertible offerings .	37.1	22.4
Public and private debt financings .............................	143.9	147.2
Three Months Ended February 28, 2026 Versus February 28, 2025
Investment banking net revenues were $1.02 billion, up 45.2%
compared to $700.7 million for the prior year quarter.
Advisory net revenues of $527.1 million were up 32.5% compared to $397.8 million for the prior year quarter, partially driven by increased deal volumes across several sectors.
Total underwriting net revenues were $487.8 million, up 48.8%
from $327.9 million for the prior year quarter, primarily driven by market share gains and increased activity in Equity underwriting across a range of sectors. Debt underwriting remained solid but decreased compared to the prior year quarter.
Other investment banking net revenues were $2.3 million,
compared to net revenues of $(25.0) million for the prior year quarter and include mark-to-market net gains on certain
investment positions for the current quarter. Performance from our Jefferies Finance joint venture improved and performance from our Berkadia joint venture modestly increased from the prior year quarter.
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
outsourced trading;
•corporate equity derivative transactions; and
•wealth management services.

February 2026 Form 10-Q	45
Three Months Ended February 28, 2026 Versus February 28, 2025
Equities net revenues were $558.5 million, up 36.5% from
$409.1 million for the prior year quarter, marking our strongest first quarter on record, due to market share gains and higher global trading volumes driving stronger results, particularly within our equity options, corporate derivatives and global electronic trading businesses. Our prime services, and Europe and U.S.
equity cash businesses also produced strong results.
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
Three Months Ended February 28, 2026 Versus February 28, 2025
Fixed income net revenues were $220.3 million, down 23.8%
compared to $289.2 million for the prior year quarter as credit markets remained challenging in the current quarter for the
products and services where we are most active, impacting the overall trading environment and several of our businesses.
Strong performance in our municipal securities and emerging
markets businesses was more than offset by lower results from our securitized products business, which includes a gross mark-
to-market loss of $42.8 million associated with Market Financial
Solutions during the current quarter.
Asset Management
We operate a diversified alternative asset management platform that provides institutional clients with a broad range of
investment strategies, both directly and through our strategic affiliated asset managers. Certain affiliated managers also
benefit from access to our global marketing and distribution platform, as well as operational infrastructure and support. Our asset management business makes seed and additional
strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we
act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager.
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
activities, foreign exchange trading, and telecommunications operations.

	Three Months Ended February 28,
$ in thousands	2026	2025	% Change
Asset management fees and other ..	$6,899	$45,808	(84.9)%
Revenue from strategic affiliates (1)	63,011	42,822	47.1%
Total asset management fees and revenues ..........................................	69,910	88,630	(21.1)%
Investment return ................................	88,992	(5,634)	N/M
Allocated net interest ..........................	(22,238)	(17,221)	29.1%
Other investments ...............................	83,598	126,128	(33.7)%
Total Asset Management ..................	$220,262	$191,903	14.8%
N/M — Not Meaningful
(1)Amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended February 28, 2026 Versus February 28, 2025
Asset management fees and revenues were $69.9 million, down
21.1% compared to $88.6 million for the prior year quarter,
reflecting higher performance fees on funds managed through
our strategic affiliates, offset by lower performance fees largely associated with Point Bonita.
Investment return was $89.0 million, compared to $(5.6) million for the prior year quarter due to improved returns generated across a number of fund strategies, particularly those with a long equity bias.
Other investments net revenues were $83.6 million, down 33.6%
compared to $125.9 million in the prior year quarter, as
performance from Stratos and HomeFed was lower than the prior year quarter and mark-to-market gains on certain investments were lower than the prior year quarter. In February 2026, we entered into a binding offer with a third party to sell Tessellis. We expect the sale to close during the first quarter of 2027.
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
or separately managed accounts.
Net asset value generally refers to the fair value the assets less the liabilities of a fund or account.

46	Jefferies Financial Group Inc.
Assets under management:

$ in millions	February 28, 2026	November 30, 2025
Net asset value seeded by us:
Jefferies funds or separately managed accounts ..............................................................	$376	$358
Our affiliates funds or separately managed accounts ..............................................................	1,712	1,741
Total net asset value of Jefferies’ invested capital (1) .............................................................	2,088	2,099
Fair value of investment purchased with leverage ................................................................	539	699
Total AUM attributed to Jefferies as investor ....	$2,627	$2,798
Net asset value of third-party investors:
Jefferies funds or separately managed accounts (2) ........................................................	1,618	2,462
Our affiliates funds or separately managed accounts (3) ........................................................	26,898	25,387
Total AUM attributed to third-party investors ....	$28,516	$27,849
Unfunded capital commitments ............................	194	195
Aggregated AUM .....................................................	$31,337	$30,842
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
In addition to our investments directly in Jefferies’ and our strategic affiliates funds and separately managed accounts, we have capital invested in other equity method investees as part of our asset management business of $178.0 million and
$174.0 million at February 28, 2026 and November 30, 2025,
respectively.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans or certain other corporate income items that are not attributed to business segments as management does not consider such
amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses

	Three Months Ended February 28,
$ in thousands	2026	2025	% Change
Compensation and benefits ...........	$1,085,890	$841,127	29.1%
Brokerage and clearing fees ..........	133,132	109,436	21.7
Underwriting costs ..........................	31,383	17,846	75.9
Technology and communications	159,858	139,475	14.6
Occupancy and equipment rental .	33,860	30,199	12.1
Business development ...................	75,422	72,291	4.3
Professional services .....................	76,944	72,466	6.2
Depreciation and amortization ......	56,865	30,988	83.5
Cost of sales ....................................	29,920	41,568	(28.0)
Other ..................................................	121,640	86,558	40.5
Total non-interest expenses .........	$1,804,914	$1,441,954	25.2%
Total Non-interest Expenses
Three Months Ended February 28, 2026 Versus February 28, 2025
Non-interest expenses were $1.80 billion, an increase of 25.2%, compared to $1.44 billion for the prior year quarter, primarily due to an increase in compensation and benefits expenses
attributable to higher net revenues.
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
Compensation and benefits expense was $1.09 billion compared to $841.1 million for the prior year quarter. A significant portion of our compensation expense is highly variable with net
revenues. Compensation and benefits expense as a percentage
of Net revenues was 53.8% compared with 52.8% for prior year quarter.
Compensation expense related to the amortization of share- and cash-based awards was $183.3 million compared to $150.7
million for the prior year quarter.
At February 28, 2026, we had 7,596 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable
segments, compared to 7,787 at November 30, 2025. Included
within our global headcount are 1,578 employees at February 28,
2026 and 1,797 employees at November 30, 2025 of our Stratos,
Tessellis, HomeFed, and M Science subsidiaries.

February 2026 Form 10-Q	47
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended February 28, 2026 Versus February 28, 2025
Non-compensation expenses as a percentage of Net revenues
was 35.6% compared to 37.7% for the current quarter and prior year quarter, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $23.7 million
primarily tied to strong equities revenue growth across regions.
•Technology and communication expenses were higher by
$20.4 million related to the continued development of various trading and management systems as well as higher data
related costs.
•Other expenses were higher by $35.1 million compared to the prior year period, primarily due to the write-down of goodwill associated with the expected sale of Tessellis.
Income Taxes
Three Months Ended February 28, 2026 Versus February 28, 2025
The provision for income taxes on continuing operations was
$52.9 million and $14.2 million for the three months ended
February 28, 2026 and 2025, respectively, representing an
effective tax rate of 24.9%, and 9.4%, respectively. The fluctuation in rate was primarily driven by the resolution of certain state and local tax matters in the prior year quarter.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statements including in this quarterly report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

48	Jefferies Financial Group Inc.
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
Report on Form 10-K for the year ended November 30, 2025.
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
2025 and Note 5, Fair Value Disclosures in our consolidated
financial statements included in this Quarterly Report on Form
10-Q for further information on the definitions of fair value, Level
1, Level 2 and Level 3 and related valuation techniques).
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
Impairment of Equity Method Investments
We evaluate equity method investments for impairment when
operating losses or other factors may indicate a decrease in value which is other than temporary. We consider a variety of

February 2026 Form 10-Q	49
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
Goodwill
At February 28, 2026, goodwill of $1.73 billion (excluding goodwill classified as held for sale) represents 2.3% of total assets. The nature and accounting for goodwill is discussed in Note 2,
Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual
Report on Form 10-K for the year ended November 30, 2025 and
Note 12, Goodwill and Intangible Assets in our consolidated
financial statements included in this Quarterly Report on Form
10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred.
Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill
impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any
goodwill impairment.
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and
assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the
multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. Under the income approach, the key assumptions include our internally developed projections of
future cash flows, growth rates and risk adjusted discount rates, which are sensitive to the interest rate environment and capital market conditions. The valuation methodologies for our reporting units are sensitive to management’s forecasts of future
profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels. In addition, as the fair values determined under the market valuation approach
represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis.
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
quantitative calculation of the fair value of the reporting unit is performed.
Carrying values of goodwill by reporting unit:

$ in millions	February 28, 2026	November 30, 2025
Investment banking ..........................................................	$702.6	$702.0
Equities and wealth management ..................................	256.1	255.9
Fixed income .....................................................................	578.5	578.0
Asset management ..........................................................	143.0	143.0
Other investments ............................................................	45.7	158.7
Total ....................................................................................	$1,725.9	$1,837.6
The results of our annual assessments indicated that all of our reporting units had a fair value in excess of their carrying amounts. Our valuation methodologies and the assessment of
qualitative factors are sensitive to management’s forecasts of future probability. At February 28, 2026, our Stratos reporting unit with allocated goodwill of $5.5 million is highly sensitive to the forecast assumptions used in our market approach valuation.
Reductions in trading volumes and/or a decline in performance from the expected levels assumed in our forecast could cause a decline in the estimated fair value of our Stratos reporting unit and a resulting impairment of a portion of our goodwill.
During the current quarter, a binding offer to sell our Tessellis reporting unit was accepted. We have evaluated the goodwill
allocated to Tessellis and, based on the estimated sales
proceeds, recorded an impairment to goodwill of $58.2 million in the current quarter, which is recognized within Other expenses. At
February 28, 2026, the remaining goodwill allocated to our
Tessellis reporting unit is $56.9 million.
Refer to Note 4, Assets and Liabilities Held for Sale and Note 12,
Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on goodwill.

50	Jefferies Financial Group Inc.
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity
investments or securities. Over the most recent years, we
completed several critical steps to substantially liquidate our legacy Other investments portfolio of businesses. We recently announced the sale of our interest in Tessellis S.p.A., which we anticipate to close during the first quarter of 2027.
In keeping with our strategy of returning excess liquidity to shareholders, during the three months ended February 28, 2026, we repurchased a total 3.0 million of our common shares for
$174.3 million, or an average price of $58.18 per share,
comprised of 2.5 million of our common shares for $143.8
million in the open market under our share repurchase program, and 0.5 million of our common shares for $30.5 million in
connection with net-share tax withholding under our equity
compensation plan.
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
significant portion of our financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses.

$ in millions	February 28, 2026	November 30, 2025	% Change
Total assets ...........................................	$74,380.5	$76,012.3	(2.1)%
Cash and cash equivalents ..................	11,963.2	14,043.9	(14.8)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations ....................................	1,752.5	917.7	91.0
Financial instruments owned ..............	28,079.5	27,722.7	1.3
Financial instruments sold, not yet purchased .........................................	14,459.1	13,320.2	8.6
Total Level 3 assets ..............................	849.2	737.8	15.1
Securities borrowed ..............................	$7,675.9	$8,295.2	(7.5)%
Securities purchased under agreements to resell ........................	7,784.1	8,449.1	(7.9)
Total securities borrowed and securities purchased under agreements to resell .......................	$15,460.0	$16,744.3	(7.7)%
Securities loaned ...................................	$2,690.4	$2,540.8	5.9%
Securities sold under agreements to repurchase ........................................	10,380.3	12,156.7	(14.6)
Total securities loaned and securities sold under agreements to repurchase ...................................	$13,070.7	$14,697.5	(11.1)%
Total assets at February 28, 2026 and November 30, 2025 were
$74.38 billion and $76.01 billion, respectively, a decrease of 2.1%.
During the three months ended February 28, 2026, average total assets were higher by 12.9% than total assets at February 28,
2026.
Our total Financial instruments owned inventory was $28.08
billion and $27.72 billion at February 28, 2026 and November 30,
2025, respectively. During the three months ended February 28,
2026, our total Financial instruments owned increased primarily due to increased sovereign obligations and U.S. government and agency securities, partially offset by a decrease in corporate equity securities. Financial instruments sold, not yet purchased inventory was $14.46 billion at February 28, 2026, an increase of
8.6% from $13.32 billion at November 30, 2025, with the increase primarily driven by increases in corporate debt securities,
corporate equity securities and sovereign obligations, partially offset by a decrease in U.S. government and agency securities and derivative contracts. Our overall net inventory position was
$13.62 billion and $14.40 billion at February 28, 2026 and
November 30, 2025, respectively, with the decrease primarily due to decreases in corporate equity securities and corporate debt securities, partially offset by increases in U.S. government and agency securities and derivative contracts.
Level 3 assets:

$ in millions	February 28, 2026	Percent	November 30, 2025	Percent
Investment Banking ............	$119.5	14.1%	$111.7	15.1%
Equities and Fixed Income .	441.2	52.0	343.6	46.7
Asset Management (1) .......	232.8	27.4	230.5	31.2
Other ......................................	55.7	6.5	52.0	7.0
Total ......................................	$849.2	100.0%	$737.8	100.0%

February 2026 Form 10-Q	51
(1)At February 28, 2026 and November 30, 2025, $200.5 million and $195.8 million, respectively, are attributed to Other investments within our Asset
Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book
transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain
securities for the settlement and financing of inventory positions.
Our average month end balance of total reverse repos and stock borrows during three months ended February 28, 2026 was 28.3%
higher than the balance at February 28, 2026. Our average month end balance of total repos and stock loans during the three
months ended February 28, 2026 was 50.6% higher than the
balance at February 28, 2026.
Select information related to repurchase agreements:

$ in millions	Three Months Ended February 28, 2026	Year Ended November 30, 2025
Securities Purchased Under Agreements to Resell:
Period end ..........................................	$7,784	$8,449
Month end average ...........................	10,217	10,526
Maximum month end .......................	23,202	14,927
Securities Sold Under Agreements to Repurchase:
Period end ..........................................	$10,380	$12,157
Month end average ...........................	15,991	16,497
Maximum month end .......................	18,914	19,785
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
consider the fluctuations intraperiod to be typical for the
repurchase market.
Leverage Ratios:

$ in millions	February 28, 2026	November 30, 2025
Total assets ..................................................................	$74,380	$76,012
Total equity ...................................................................	$10,662	$10,642
Total shareholders’ equity ..........................................	$10,611	$10,575
Deduct: Goodwill and intangible assets, net ............	(1,979)	(2,040)
Tangible shareholders’ equity ...................................	$8,632	$8,535
Leverage ratio (1) .........................................................	7.0	7.1
Tangible gross leverage ratio (2) ...............................	8.4	8.7
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $23.70 billion at February 28, 2026 exceeded our cash capital requirements.
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
MLO is based on a scenario that includes both a market-wide
stress and firm-specific stress, characterized by some or all of the following elements:

52	Jefferies Financial Group Inc.
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
Based on the sources and uses of liquidity calculated under the
MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2026, we had sufficient
excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or
economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	February 28, 2026	Average Balance Quarter Ended February 28, 2026 (1)	November 30, 2025
Cash and cash equivalents:
Cash in banks .............................................	$5,153,327	$5,282,239	$3,903,807
Money market investments (2) ...............	6,809,838	6,686,432	10,140,082
Total cash and cash equivalents ............	11,963,165	11,968,671	14,043,889
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3) ................................................	1,961,124	2,115,211	1,823,733
Other (4) ......................................................	1,065,391	1,168,287	1,836,150
Total other sources ...................................	3,026,515	3,283,498	3,659,883
Total cash and cash equivalents and other liquidity sources .......................	$14,989,680	$15,252,169	$17,703,772
Total cash and cash equivalents and other liquidity sources as % of Total assets ....................................................	20.2%		23.3%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets ....................................................	20.7%		23.9%
(1)Average balances are calculated based on weekly balances.

February 2026 Form 10-Q	53
(2)At February 28, 2026 and November 30, 2025, $6.80 billion and $10.12 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S.
government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at
February 28, 2026 and November 30, 2025 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 28, 2026 was $6.67 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short)
in our trading accounts are actively traded and readily
marketable. At February 28, 2026, we had the ability to readily obtain repurchase financing for 73.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain
financing in the marketplace for a given asset. Assets are
considered to be liquid if financing can be obtained in the
repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	February 28, 2026		November 30, 2025
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)
Corporate equity securities .............	$6,846,950	$1,260,037	$7,433,971	$2,715,099
Corporate debt securities .............	4,971,407	414,057	4,788,698	280,512
U.S. government, agency and municipal securities .............	3,148,135	160,097	3,013,344	55,781
Other sovereign obligations ..........	1,779,436	1,698,650	1,460,571	1,731,074
Agency mortgage- backed securities (2) .......	3,635,424	—	3,060,262	—
Loans and other receivables ..........	145,675	—	159,939	—
Total ...........................	$20,527,027	$3,532,841	$19,916,785	$4,782,466
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
Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin
demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house
financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average
maturity of cash and noncash repurchase agreements for non-
clearing corporation eligible funded inventory is approximately seven months at February 28, 2026.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking
arrangements. At February 28, 2026, short-term borrowings,
which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities.
Letters of credit are used in the normal course of business
mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average short-
term borrowings outstanding were $1.85 billion for the three months ended February 28, 2026.
At February 28, 2026 and November 30, 2025, our borrowings
under bank loans in Short-term borrowings were $750.8 million and $533.8 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S.
broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are

54	Jefferies Financial Group Inc.
borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2026, we were in compliance with all covenants under these credit
facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase
agreements, which provide an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other
secured financings. At February 28, 2026, the outstanding notes totaled $2.16 billion, bear interest primarily at a spread over the
Secured Overnight Funding Rate (“SOFR”) and mature from April
2026 to October 2028.
Total Long-Term Capital
At February 28, 2026 and November 30, 2025, we had total long-
term capital of $23.70 billion and $23.14 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.22:1 and
1.17:1, respectively.

$ in thousands	February 28, 2026	November 30, 2025
Unsecured Long-Term Debt (1) ..................................	$13,037,385	$12,494,842
Total Mezzanine Equity ...............................................	406	406
Total Equity ...................................................................	10,661,728	10,642,203
Total Long-Term Capital ............................................	$23,699,519	$23,137,451
(1)Amounts at February 28, 2026 and November 30, 2025 exclude our secured long-term debt, $886.2 million and $869.5 million, respectively, of our Callable
Notes as the note matured on April 16, 2026, and $46.1 million and
$45.2 million, respectively, of our Floating Senior Notes as the notes matured on June 19, 2026. The amount at February 28, 2026 excludes $39.7 million of our Callable Notes as the note has been called. The amounts at February 28,
2026 and November 30, 2025 also exclude $74.8 million and $102.7 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the three months ended February 28, 2026, long-term debt increased by $1.33 billion to $17.23 billion at February 28, 2026, as presented in our Consolidated Statements of Financial
Condition. This increase is primarily due to proceeds of
$1.63 billion from the issuances of unsecured senior notes and
$74.8 million from currency gains on foreign currency
borrowings. These increases were partially offset by repayments of $188.2 million on our unsecured senior notes, $52.2 million from net repayments of structured notes, the reclassification of
$51.9 million of Tessellis’ borrowings to liabilities held for sale
(refer to Note 4, Assets and Liabilities Held for Sale for further information), and $42.3 million from decreased subsidiaries’
borrowings.
At February 28, 2026, our unsecured long-term debt has a
weighted average maturity of approximately 7.6 years.
At February 28, 2026 and November 30, 2025, our borrowings
under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to
$703.0 million and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements.
The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash
reserves for certain of our subsidiaries. At February 28, 2026, we
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
Equity Capital
Common Stock
At February 28, 2026 and November 30, 2025, we had
565,000,000 authorized shares of voting common stock with a
par value of $1.00 per share and had 204,422,673 and
206,296,167 common shares outstanding, respectively. At
February 28, 2026, we had 16,746,087 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay an exercise price of
$22.69 per share.
During the three months ended February 28, 2026, we
repurchased a total 3.0 million of our common shares for $174.3 million, or an average price of $58.18 per share, including 2.5 million of our common shares for $143.8 million in the open
market under our share repurchase program, and 0.5 million of our common shares for $30.5 million in connection with net-
share tax withholding under our equity compensation plan. In
March 2026, the Board of Directors has authorized the
repurchase of common stock up to $250.0 million under a share repurchase program.
Dividends

Three Months Ended February 28, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40
On March 25, 2026, the Board of Directors declared a dividend of
$0.40 per common share to be paid on May 29, 2026 to common
shareholders of record at March 18, 2026.

February 2026 Form 10-Q	55
During both three months ended February 28, 2026 and 2025, we paid cash dividends of $11.0 million with respect to the Series B
Preferred stock.
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
Additionally, on April 27, 2023, we entered into an Exchange
Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common
stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B
Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November
30, 2025, SMBC had exchanged approximately 27.6 million
shares of voting common stock for 55,125 shares of Series B
Preferred Stock. At February 28, 2026, SMBC owns approximately
15.9% of our common stock on an as-converted basis and 14.4%
on a fully-diluted, as-converted basis. Since August 2024, the CEO of Sumitomo Mitsui Financial Group, Inc. has served on our
Board, with the President and Executive Officer of SMBC taking over the position following his election at the Annual Shareholder
Meeting in March 2026. Additionally, Refer to Note 21, Related
Party Transactions for further information regarding transactions with SMBC.
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
requirements of the Financial Conduct Authority in the U.K. and
Jefferies GmbH, which is subject to the regulatory supervision of the German Federal Financial Supervisory Authority.

56	Jefferies Financial Group Inc.
At February 28, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC .................................................................	$1,448,011	$1,277,695
JFSI - SEC ......................................................................	333,245	298,800
JFSI - CFTC ...................................................................	333,245	300,126
JIL (1) .............................................................................	2,095,104	1,045,119
Jefferies GmbH (1) ......................................................	386,316	158,187
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At February 28, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH
are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may
restrict our ability to withdraw capital from our regulated
subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute
reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 28, 2026,
Jefferies LLC had $1.02 billion in cash and qualified U.S.
Government securities on deposit in special reserve bank
accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”),
Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 28, 2026,
Jefferies LLC had $596.1 million in cash and qualified U.S.
Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and
Securities purchased under agreements to resell.
JFSI is exempt from the CFTC and SEC segregation rules.
Other Developments
Following Russia’s 2022 invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, developed
financial and economic sanctions targeting Russia that, in
various ways, constrain transactions with numerous Russian
entities, including major Russian banks and individuals;
transactions in Russian sovereign debt; and investment, trade and financing to, from, or in Ukraine. We do not have any
operations in Russia or any clients with significant Russian operations, and we have minimal market risk related to securities of companies either domiciled or operating in Russia. We
continue to closely monitor the status of global sanctions and restrictions, trading conditions related to Russian securities and the credit risk and nature of our counterparties.
Global markets continue to experience disruption and volatility following the geopolitical instability from the ongoing conflicts along Israel’s border with the Gaza Strip and elsewhere in the
Middle East, including the recent military conflict among the U.S.,
Israel, and Iran. Our investments and assets in our growing
business in the Persian Gulf, Saudi Arabia and Israel, as well as the related global macroeconomic climate, could be negatively affected by consequences from the geopolitical instability,
including disruptions in the Strait of Hormuz, and military conflict throughout the region. We continue to monitor these and other geopolitical conflicts, including recent developments between the
United States, Venezuela and other Latin American countries, and assess their potential impact on our business.
Throughout 2025, the United States introduced actions through various means to increase import tariffs at various rates,
including on certain products imported from almost all countries.
Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions
and temporary pauses, and wholly new arrangements with key
trading partners of the United States. These actions, along with recent legal and policy developments, have led to increased
economic uncertainty, and could negatively impact global supply chains and trade flow. The potential impact of tariffs on
corporate earnings remains uncertain. We continue to closely monitor the impact of these matters on our business.
Beginning on September 24, 2025, First Brands Group, LLC and
certain of its affiliates (“First Brands”) filed voluntary petitions for
Chapter 11 bankruptcy protection. First Brands is an aftermarket auto parts manufacturer that sells its products to major auto-
parts retailers (the “Obligors”). Point Bonita Capital, a division of
Leucadia Asset Management (“LAM”), managed on behalf of
third-party institutional and other investors an approximately $3 billion portfolio of trade-finance assets, which was supported by total invested equity of $1.9 billion, of which $113 million, or
5.9%, is owned by LAM. Since 2019, the portfolio has included purported accounts receivable purchased from First Brands and arising from the sale of First Brands’ products to Obligors. The purchase of receivables in this fashion is called factoring, and as of the Chapter 11 filing the Point Bonita portfolio had
approximately $715 million in purported receivables due from retailers, including Walmart, AutoZone, NAPA, O’Reilly Auto Parts, and Advanced Auto Parts, with First Brands, as the servicer, responsible for collecting and remitting the Obligors’ payments to
Point Bonita. For almost six years until September 15, 2025, Point
Bonita had been paid on time and in full. On September 15, 2025,
First Brands stopped directing timely transfers of funds to Point
Bonita.
The First Brands bankruptcy proceedings have uncovered what is alleged to be a massive fraud that has resulted in the bankrupt estate bringing claims against its former CEO, its former
Executive Vice President, one of its significant financing
counterparties, and various related entities to recover billions of dollars in allegedly fraudulent transfers. As it relates to factoring, the alleged fraudulent activities included First Brands selling certain receivables more than once, selling receivables that had been inflated in amount, and selling fabricated receivables. The
Company is exerting every effort to recover assets from First
Brands and from the various Obligors. That process will take months to years to complete and, given the fraud, the recovery is highly uncertain. Our investment as it relates to exposure to First
Brands as of this quarter has been valued at zero.
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
debtor-in-possession term loans, which is approximately 1% of the CLO assets managed by Apex. Additionally, approximately, $1 million of First Brands’ term loans (including PIK interest) and

February 2026 Form 10-Q	57
$0.2 million of debt-in-possession term loans were transferred from an Apex-managed CLO warehouse to Apex in anticipation of a CLO closing in January 2026. Apex beneficially owns a portion of the equity tranche and other senior tranches in an amount to comply with applicable securitization risk-retention rules and in certain instances such additional amounts which are not
material.
In February 2026, we entered into a binding offer with a third party to sell our interest in Tessellis S.p.A. We expect the sale to close during first quarter of 2027.
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
2025 and Note 5, Fair Value Disclosures and Note 6, Derivative
Financial Instruments in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
2025.
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
equities, equity baskets and equity indices. In addition,
commodity price risk results from exposure to the changes in prices and volatilities of individual commodities, commodity

58	Jefferies Financial Group Inc.
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
and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-
year look-back period measured at a 95% confidence level.

	VaR at February 28, 2026	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$3.18	$4.06	$8.05	$1.41
Equity Prices ........................	8.24	8.45	11.85	5.13
Currency Rates ....................	2.54	2.50	3.51	2.03
Commodity Prices ..............	0.19	0.40	0.87	0.07
Diversification Effect (1) ....	(5.61)	(5.63)	N/A	N/A
Firmwide VaR (2) ................	$8.54	$9.78	$13.07	$7.74

	VaR at November 30, 2025	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended November 30, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.52	$4.79	$6.72	$3.37
Equity Prices ........................	7.83	7.53	9.18	5.73
Currency Rates ....................	1.91	1.79	2.54	1.37
Commodity Prices ..............	0.56	0.45	0.93	0.15
Diversification Effect (1) ....	(5.86)	(5.06)	N/A	N/A
Firmwide VaR (2) ................	$8.96	$9.50	$11.05	$7.60
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at February 28, 2026	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$2.79	$3.90	$7.87	$1.26
Equity Prices ........................	4.55	5.05	8.94	3.03
Currency Rates ....................	2.30	2.10	2.97	1.56
Diversification Effect (1) ....	(3.03)	(3.81)	N/A	N/A
Capital Markets VaR (2) ....	$6.61	$7.24	$9.74	$5.26

	VaR at November 30, 2025	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended November 30, 2025
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads .............................	$4.46	$4.96	$7.26	$3.59
Equity Prices ........................	4.37	4.34	5.06	3.58
Currency Rates ....................	1.72	1.47	1.99	1.18
Commodity Prices ..............	—	0.03	0.09	—
Diversification Effect (1) ....	(4.11)	(4.01)	N/A	N/A
Capital Markets VaR (2) ....	$6.44	$6.79	$9.04	$4.48
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
categories. Diversification benefit equals the difference between aggregated
VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

February 2026 Form 10-Q	59
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2026, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first quarter of 2026 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There was 1 day with firmwide trading loss out of a total of 61 trading days during the three months ended February 28, 2026. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

60	Jefferies Financial Group Inc.
Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2026:

$ in thousands	10% Sensitivity
Investment in funds and other (1) ..........................................................................................................................................................................	$172,770
Private investments ..................................................................................................................................................................................................	60,180
Corporate debt securities in default .......................................................................................................................................................................	23,722
Trade claims ...	2,141
(1)Primarily includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in
VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $2.0 million at February 28, 2026, which is included in other comprehensive income.
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
average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings ..........................	$214,299	$666,604	$1,316,474	$376,878	$1,481,879	$7,044,653	$11,100,787	$11,143,530
Weighted-Average Interest Rate ........................	3.36%	5.23%	5.12%	5.31%	4.48%	5.65%
Variable Interest Rate Borrowings .....................	$—	$726,500	$528,544	$1,317	$3,878	$1,377,786	$2,638,025	$2,495,295
Weighted-Average Interest Rate ........................	—%	6.30%	6.08%	4.67%	4.48%	5.57%
Borrowings with Foreign Currency Exposure ...	$932,519	$644,408	$590,950	$590,950	$—	$1,157,316	$3,916,143	$3,745,860
Weighted-Average Interest Rate ........................	3.90%	3.03%	3.37%	4.05%	—%	—%
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
developments. Additional hypothetical scenarios are also
conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

February 2026 Form 10-Q	61
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
Current counterparty credit exposures at February 28, 2026 and
November 30, 2025 are summarized in the tables below and
provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by
counterparty and master agreement. Collateral taken into
consideration includes both collateral received as cash as well as collateral received in the form of securities or other
arrangements. Current exposure is the loss that would be
incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example,
corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

62	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025
AAA Range	$—	$—	$1.8	$10.7	$—	$—	$1.8	$10.7	$6,809.9	$10,140.1	$6,811.7	$10,150.8
AA Range	86.6	91.1	328.4	218.8	291.1	270.5	706.1	580.4	101.1	156.8	807.2	737.2
A Range	36.2	24.5	1,385.9	1,081.5	158.9	173.6	1,581.0	1,279.6	4,808.1	3,514.5	6,389.1	4,794.1
BBB Range	266.2	263.7	218.7	166.7	23.2	20.2	508.1	450.6	242.9	232.5	751.0	683.1
BB or Lower	32.5	38.4	62.6	42.6	192.4	173.8	287.5	254.8	1.2	—	288.7	254.8
Unrated	399.4	279.5	—	—	3.0	9.9	402.4	289.4	—	—	402.4	289.4
Total	$820.9	$697.2	$1,997.4	$1,520.3	$668.6	$648.0	$3,486.9	$2,865.5	$11,963.2	$14,043.9	$15,450.1	$16,909.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025
Asia-Pacific/Latin America/Other	$15.8	$15.8	$333.4	$234.6	$2.7	$0.4	$351.9	$250.8	$568.0	$766.3	$919.9	$1,017.1
Europe and the Middle East	44.9	1.7	622.3	426.5	62.3	88.4	729.5	516.6	67.4	71.3	796.9	587.9
North America	760.2	679.7	1,041.7	859.2	603.6	559.2	2,405.5	2,098.1	11,327.8	13,206.3	13,733.3	15,304.4
Total	$820.9	$697.2	$1,997.4	$1,520.3	$668.6	$648.0	$3,486.9	$2,865.5	$11,963.2	$14,043.9	$15,450.1	$16,909.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025	February 28, 2026	November 30, 2025
Asset Managers, Funds and Investment Advisors (1)	$607.3	$438.6	$112.3	$83.6	$21.7	$—	$741.3	$522.2	$6,809.9	$10,140.1	$7,551.2	$10,662.3
Banks, Broker-Dealers	5.9	5.7	1,157.8	863.8	481.0	478.9	1,644.7	1,348.4	5,153.3	3,903.8	6,798.0	5,252.2
Corporates	148.0	145.3	—	—	161.2	165.8	309.2	311.1	—	—	309.2	311.1
As Agent Banks	—	—	675.1	529.9	—	—	675.1	529.9	—	—	675.1	529.9
Other	59.7	107.6	52.2	43.0	4.7	3.3	116.6	153.9	—	—	116.6	153.9
Total	$820.9	$697.2	$1,997.4	$1,520.3	$668.6	$648.0	$3,486.9	$2,865.5	$11,963.2	$14,043.9	$15,450.1	$16,909.4
(1)Includes a $250.0 million secured revolving credit facility to Jefferies Finance at both February 28, 2026 and November 30, 2025.

February 2026 Form 10-Q	63
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
following tables reflect our top ten exposures at February 28, 2026 and November 30, 2025 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	February 28, 2026
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$2,310.7	$(926.1)	$(591.1)	$40.4	$94.9	$54.7	$(7.6)	$983.5	$975.9
Canada	201.8	(162.3)	17.7	0.9	56.7	387.2	0.4	502.0	502.4
Germany	1,037.6	(814.1)	(63.5)	1.6	113.0	0.8	33.7	275.4	309.1
Japan	3,149.1	(3,070.3)	0.5	—	84.8	—	103.7	164.1	267.8
Hong Kong	89.0	(69.3)	1.7	—	39.5	—	191.5	60.9	252.4
France	757.3	(573.0)	(201.1)	1.5	240.1	0.1	7.0	224.9	231.9
India	28.0	(16.8)	0.8	—	—	—	203.4	12.0	215.4
Taiwan	2,204.7	(2,130.3)	(41.6)	—	166.0	—	—	198.8	198.8
China	1,851.7	(1,623.3)	(42.8)	—	0.6	2.4	—	188.6	188.6
Italy	874.1	(815.3)	101.6	—	0.7	—	2.6	161.1	163.7
Total	$12,504.0	$(10,200.8)	$(817.8)	$44.4	$796.3	$445.2	$534.7	$2,771.3	$3,306.0

	November 30, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$175.2	$(152.5)	$46.3	$—	$56.9	$373.3	$—	$499.2	$499.2
United Kingdom	1,391.5	(806.6)	(260.2)	0.9	44.6	84.1	7.8	454.3	462.1
Hong Kong	54.6	(41.0)	1.7	—	24.3	—	294.9	39.6	334.5
Australia	837.8	(611.8)	(87.4)	—	11.6	0.2	92.8	150.4	243.2
France	628.5	(405.8)	(131.4)	0.9	149.2	—	0.1	241.4	241.5
Japan	1,570.6	(1,929.7)	364.7	—	67.6	0.1	140.0	73.3	213.3
Spain	546.6	(341.8)	(76.3)	—	74.9	0.2	1.1	203.6	204.7
India	19.9	(17.8)	0.6	—	—	—	198.9	2.7	201.6
Sweden	250.9	(168.4)	52.7	—	—	—	10.5	135.2	145.7
Taiwan	1,119.2	(903.9)	(172.2)	—	101.5	—	—	144.6	144.6
Total	$6,594.8	$(5,379.3)	$(261.5)	$1.8	$530.6	$457.9	$746.1	$1,944.3	$2,690.4
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
guidance and oversight of the operational risk processes are centralized and consistent firmwide and, additionally, subject to regional and legal entity operational risk governance, as required.

64	Jefferies Financial Group Inc.
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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2026.
Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of February 28, 2026 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported
within the time periods specified in the SEC’s rules and forms and
(ii) accumulated and communicated to our management,
including our Chief Executive Officer and Chief Financial Officer,
as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the
objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been
detected.
No change in our internal control over financial reporting
occurred during the quarter ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

February 2026 Form 10-Q	65
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
On February 26, 2026, Eugena II Investment Holdings Limited and
Eugenia III Investment Holdings Limited, investors in Point Bonita
Capital Fund (Cayman) LP, filed a lawsuit against us in the
Supreme Court for the State of New York alleging that the
defendants have liability for approximately $18.4 million in losses allegedly suffered in connection with investments in receivables purchased from First Brands Group.
On March 6, 2026, Western Alliance Trust Company, N.A. and
Western Alliance Bank filed a lawsuit against the Company in the
Supreme Court for the State of New York alleging that the
Company is responsible, based on theories of veil piercing and fraud, for $126 million in loan obligations incurred by special purpose vehicles that purchased receivables from affiliates of
First Brands Group, LLC.
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our
Annual Report on Form 10-K for the year ended November 30,
2025. These risk factors describe some of the assumptions,
risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds
(a) We did not have any unregistered sales of equity securities during the three months ended February 28, 2026.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended
February 28, 2026:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2025 to December 31, 2025 .................	406,618	$61.16	—	$250,000
January 1, 2026 to January 31, 2026 .....................	457,264	$62.05	450,000	$222,077
February 1, 2026 to February 28, 2026 ....................	2,132,262	$56.78	2,048,000	$106,159
Total...........................................	2,996,144	$58.18	2,498,000
(1)An aggregate 498,144 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended February 28, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the
Company’s securities that were intended to satisfy the
affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 31, 2026. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

66	Jefferies Financial Group Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: April 7, 2026