Form 10-Q
period 2026-05-31
Jefferies Financial Group Inc.
filed 2026-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-05721

Jefferies Financial Group Inc.
(Exact name of registrant as specified in its charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Shares, par value $1 per share	JEF	New York Stock Exchange
4.850% Senior Notes Due 2027	JEF 27A	New York Stock Exchange
5.875% Senior Notes Due 2028	JEF 28	New York Stock Exchange
5.125% Senior Notes Due 2031	JEF 31	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF 32A	New York Stock Exchange
6.200% Senior Notes Due 2034	JEF 34	New York Stock Exchange
5.500% Senior Notes Due 2036	JEF 36	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of voting and non-voting common shares outstanding at June 30, 2026 were 193,742,690 and 36,809,581, respectively.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
May 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Statements of Financial Condition (Unaudited)	May 31,	November 30,
$ in thousands, except share and per share amounts	2026	2025
Assets
Cash and cash equivalents	$14,314,804	$14,043,889
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,135,859	917,697
Financial instruments owned, at fair value (includes securities pledged of $15,400,089 and $17,419,373)	28,038,115	27,722,739
Investments in and loans to related parties	1,555,117	1,496,125
Securities borrowed	9,729,918	8,295,161
Securities purchased under agreements to resell	9,407,203	8,449,107
Securities received as collateral, at fair value	310,813	200,495
Receivables:
Brokers, dealers and clearing organizations	3,269,022	4,310,143
Customers	4,187,519	3,439,921
Fees, interest and other	848,830	806,324
Premises and equipment	1,190,750	1,246,470
Goodwill	1,725,481	1,837,570
Assets held for sale	295,156	—
Other assets (includes assets pledged of $717,897 and $627,259)	3,531,359	3,246,706
Total assets	$79,539,946	$76,012,347
Liabilities and Equity
Short-term borrowings	$1,603,482	$1,767,206
Financial instruments sold, not yet purchased, at fair value	14,547,022	13,320,152
Securities loaned	3,104,614	2,540,759
Securities sold under agreements to repurchase	11,318,047	12,156,737
Other secured financings (includes $415,801 and $425,964 at fair value)	2,310,736	2,885,878
Obligation to return securities received as collateral, at fair value	310,813	200,495
Payables:
Brokers, dealers and clearing organizations	6,385,622	6,955,100
Customers	7,122,654	5,216,714
Lease liabilities	550,928	594,097
Liabilities held for sale	299,760	—
Accrued expenses and other liabilities	3,337,495	3,836,709
Long-term debt (includes $3,860,273 and $3,734,843 at fair value)	18,040,982	15,895,891
Total liabilities	68,932,155	65,369,738
Mezzanine Equity
Redeemable noncontrolling interests	406	406
Equity
Series B preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 shares issued and outstanding	55	55
Voting common shares, par value $1 per share, authorized 552,264,500 and 565,000,000 shares; 194,145,489 and 206,296,167 shares issued and outstanding, after deducting 126,972,581 and 114,821,903 shares held in treasury	194,145	206,296
Non-voting common shares, par value $1 per share, authorized 47,735,500 and 35,000,000, shares; 9,247,081 and 0 shares issued and outstanding	9,247	—
Additional paid-in capital	1,915,162	2,177,954
Accumulated other comprehensive loss	(356,043)	(384,434)
Retained earnings	8,804,430	8,574,825
Total Jefferies Financial Group Inc. shareholders' equity	10,566,996	10,574,696
Noncontrolling interests	40,389	67,507
Total equity	10,607,385	10,642,203
Total liabilities and equity	$79,539,946	$76,012,347

See accompanying notes to consolidated financial statements.

2	Jefferies Financial Group Inc.

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands, except per share amounts	2026	2025	2026	2025
Revenues
Investment banking	$1,209,625	$789,269	$2,227,909	$1,518,779
Principal transactions	488,666	338,507	976,164	745,737
Commissions and other fees	400,614	353,233	768,218	641,533
Asset management fees and revenues	9,788	20,076	77,150	105,484
Interest	853,962	878,025	1,667,081	1,723,196
Other	155,542	115,205	272,940	232,450
Total revenues	3,118,197	2,494,315	5,989,462	4,967,179
Interest expense	911,746	859,868	1,765,881	1,739,713
Net revenues	2,206,451	1,634,447	4,223,581	3,227,466
Non-interest expenses
Compensation and benefits	1,188,245	854,839	2,274,135	1,695,966
Brokerage and clearing fees	147,446	129,745	280,578	239,181
Underwriting costs	26,858	14,525	58,241	32,371
Technology and communications	162,860	146,198	322,718	285,673
Occupancy and equipment rental	34,499	30,711	68,359	60,910
Business development	89,108	80,070	164,530	152,361
Professional services	98,707	77,768	175,651	150,234
Depreciation and amortization	47,328	52,253	104,193	83,241
Cost of sales	31,253	42,961	61,173	84,529
Other expenses	64,598	70,476	186,238	157,034
Total non-interest expenses	1,890,902	1,499,546	3,695,816	2,941,500
Earnings before income taxes	315,549	134,901	527,765	285,966
Income tax expense	65,571	43,506	118,441	57,722
Net earnings	249,978	91,395	409,324	228,244
Net losses attributable to noncontrolling interests	(5,440)	(7,668)	(21,298)	(14,651)
Preferred stock dividends	29,184	11,046	48,461	26,940
Net earnings attributable to common shareholders	$226,234	$88,017	$382,161	$215,955

Earnings per voting common share (1)
Basic	$1.05	$0.41	$1.75	$1.01
Diluted	$1.02	$0.40	$1.70	$0.97
Basic weighted-average common shares outstanding	210,269	215,097	214,766	214,818
Diluted weighted-average common shares outstanding	216,744	221,897	221,947	222,383

Earnings per non-voting common share (1)
Basic	$1.71	$—	$3.04	$—
Diluted	$1.13	$—	$1.83	$—
Basic weighted-average common shares outstanding	3,518	—	1,778	—
Diluted weighted-average common shares outstanding	31,081	—	29,341	—
(1)Although voting and non-voting common shares have identical dividend rates, basic and diluted earnings per common share differ due to the timing of share activity during the quarter. Refer to Note 16, Total Equity, for further discussion.

See accompanying notes to consolidated financial statements.

May 2026 Form 10-Q	3

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Net earnings	$249,978	$91,395	$409,324	$228,244
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(5,193)	46,769	3,986	31,447
Changes in fair value related to instrument-specific credit risk (2)	(36,481)	21,571	23,167	51,827
Cash flow hedges	(254)	—	(254)	—
Unrealized gains on available-for-sale-securities	908	37	1,492	162
Total other comprehensive income (loss), net of tax	(41,020)	68,377	28,391	83,436
Comprehensive income	208,958	159,772	437,715	311,680
Net losses attributable to noncontrolling interests	(5,440)	(7,668)	(21,298)	(14,651)
Preferred stock dividends	29,184	11,046	48,461	26,940
Comprehensive income attributable to common shareholders	$185,214	$156,394	$410,552	$299,391
(1)Includes income tax expense of $1.0 million and $5.5 million for the three and six months ended May 31, 2026, respectively, and income tax expense of $14.6 million and $10.1 million for the three and six months ended May 31, 2025, respectively.
(2)Includes income tax benefit of $11.2 million for the three months ended May 31, 2026 and income tax expense of $7.8 million for the six months ended May 31, 2026. Includes income tax expense of $7.9 million and $18.6 million for the three and six months ended May 31, 2025, respectively.

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands, except par value and per share amounts	2026	2025	2026	2025
Preferred shares $1 par value
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	$55	$55	$55	$55
Voting common shares $1 par value
Balance, beginning of period	$204,423	$206,250	$206,296	$205,504
Purchase of common shares for treasury	(3,962)	(23)	(6,958)	(719)
Exchange of 9,247,081 voting for non-voting common shares	(9,247)	—	(9,247)	—
Other	2,931	45	4,054	1,487
Balance, end of period	$194,145	$206,272	$194,145	$206,272
Non-voting common shares $1 par value
Balance, beginning of period	$—	$—	$—	$—
Exchange of 9,247,081 voting for non-voting common shares	9,247	—	9,247	—
Balance, end of period	$9,247	$—	$9,247	$—
Additional paid-in capital
Balance, beginning of period	$2,075,065	$2,094,138	$2,177,954	$2,104,199
Share-based compensation expense	22,925	18,193	73,597	53,830
Purchase of common shares for treasury	(193,449)	(1,227)	(364,756)	(56,849)
Dividend equivalents	5,513	8,354	16,421	16,951
Change in equity interest related to consolidated subsidiaries	—	(1,976)	4,606	(1,123)
Other	5,108	11,876	7,340	12,350
Balance, end of period	$1,915,162	$2,129,358	$1,915,162	$2,129,358
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	$(315,023)	$(408,072)	$(384,434)	$(423,131)
Other comprehensive (loss) income, net of taxes	(41,020)	68,377	28,391	83,436
Balance, end of period	$(356,043)	$(339,695)	$(356,043)	$(339,695)
Retained earnings
Balance, beginning of period	$8,646,325	$8,311,857	$8,574,825	$8,270,145
Net earnings attributable to Jefferies Financial Group Inc.	255,418	99,063	430,622	242,895
Dividends - common shares ($0.40, $0.40, $0.80, $0.80 per share)	(86,293)	(90,860)	(178,967)	(181,955)
Dividends - preferred shares	(11,025)	(11,025)	(22,050)	(22,050)
Other	5	—	—	—
Balance, end of period	$8,804,430	$8,309,035	$8,804,430	$8,309,035
Total Jefferies Financial Group Inc. shareholders' equity	$10,566,996	$10,305,025	$10,566,996	$10,305,025
Noncontrolling interests
Balance, beginning of period	$50,883	$64,211	$67,507	$68,215
Net losses attributable to noncontrolling interests	(5,440)	(7,668)	(21,298)	(14,651)
Contributions	562	17,350	681	17,454
Distributions	(5,911)	(1,528)	(7,429)	(4,323)
Other	295	4,784	928	10,454
Balance, end of period	$40,389	$77,149	$40,389	$77,149
Total equity	$10,607,385	$10,382,174	$10,607,385	$10,382,174

See accompanying notes to consolidated financial statements.

May 2026 Form 10-Q	5

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,
$ in thousands	2026	2025
Cash flows from operating activities:
Net earnings	$409,324	$228,244
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	82,305	88,454
Impairment of assets	65,413	—
Share-based compensation	73,597	53,830
Net bad debt expense	24,380	13,463
Income on investments in and loans to related parties	(46,289)	(15,162)
Distributions received on investments in related parties	26,846	28,593
Other adjustments	71,957	184,362
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations	1,035,793	(90,224)
Customers	(747,599)	(158,094)
Fees, interest and other	(82,695)	(143,594)
Securities borrowed	(1,440,729)	(622,392)
Financial instruments owned	(348,992)	(1,241,243)
Securities purchased under agreements to resell	(976,401)	(1,266,238)
Other assets	(253,766)	(205,378)
Payables:
Brokers, dealers and clearing organizations	(562,978)	112,293
Customers	1,905,940	192,801
Securities loaned	569,268	(509,851)
Financial instruments sold, not yet purchased	1,250,926	727,110
Securities sold under agreements to repurchase	(828,336)	(217,150)
Lease liabilities	(41,903)	(33,240)
Accrued expenses and other liabilities	(323,925)	(770,081)
Net cash used in operating activities	(137,864)	(3,643,497)
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(210,679)	(111,087)
Capital distributions from investments and repayments of loans from related parties	111,385	47,190
Net payments on premises and equipment	(112,864)	(93,247)
Net cash used in investing activities	(212,158)	(157,144)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,191,712	4,744,829
Payments on short-term borrowings	(4,431,779)	(3,852,844)
Proceeds from issuance of long-term debt, net of issuance costs	4,818,221	2,635,540
Repayment of long-term debt	(2,668,443)	(960,857)
Purchase of common shares for treasury	(371,714)	(57,568)
Dividends paid to common and preferred shareholders	(184,596)	(187,054)
Net proceeds from (payments on) other secured financings	(569,215)	556,902
Net change in bank overdrafts	82,132	(22,945)
Proceeds from contributions of noncontrolling interests	681	16,354
Payments on distributions to noncontrolling interests	(7,429)	(3,223)
Other	16,000	16,134
Net cash provided by financing activities	875,570	2,885,268
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,836)	61,470
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale	(31,635)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	520,712	(853,905)
Cash, cash equivalents, and restricted cash at beginning of period	14,961,586	13,165,612
Cash, cash equivalents, and restricted cash at end of period	$15,450,663	$12,311,707

6	Jefferies Financial Group Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,
$ in thousands	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,693,886	$1,716,136
Income taxes, net (1)	180,350	53,197
(1)Includes the purchase of tax credits in the aggregate of $56.2 million for the six months ended May 31, 2026.
Noncash investing activities:
During the six months ended May 31, 2026, we exchanged real estate properties with a fair market value of $40.0 million.
During the six months ended May 31, 2025, we donated land with a fair market value of $5.7 million.

Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	May 31,	November 30,
$ in thousands	2026	2025
Cash and cash equivalents	$14,314,804	$14,043,889
Cash on deposit for regulatory purposes with clearing and depository organizations	1,135,859	917,697
Total cash, cash equivalents and restricted cash	$15,450,663	$14,961,586

See accompanying notes to consolidated financial statements.

May 2026 Form 10-Q	7

Notes to Consolidated Financial Statements
(Unaudited)

8	Jefferies Financial Group Inc.

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
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our capital markets activities and our investment banking business, which provides underwriting and financial advisory services to our clients. We operate in the Americas; Europe and the Middle East; and Asia-Pacific. Investment Banking and Capital Markets also includes our corporate lending joint venture (“Jefferies Finance LLC” or “Jefferies Finance”), and our commercial real estate joint venture (“Berkadia Commercial Mortgage Holding LLC” or “Berkadia”). The Asset Management reportable business segment provides alternative investment management services to investors globally and generates investment income from capital invested in and managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
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
Certain prior period amounts in our consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net earnings, total assets, total liabilities or stockholders’ equity.

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
During the three and six months ended May 31, 2026, there were no significant changes made to the Company’s significant accounting policies.
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

May 2026 Form 10-Q	9

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
Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles–Goodwill and Other–Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on our financial statements.
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
Tessellis is included within our asset management reportable segment.
Tessellis’ major classes of assets and liabilities:

$ in thousands	May 31, 2026
Assets held for sale:
Cash and cash equivalents	$31,635
Investments in and loans to related parties	6,493
Other receivables	25,881
Premises and equipment, net	65,896
Goodwill	56,104
Other assets	109,147
Total assets held for sale	$295,156

Liabilities held for sale:
Short term borrowings	$4,665
Lease liabilities	19,410
Accrued expenses and other liabilities	225,513
Long-term debt	50,172
Total liabilities held for sale	$299,760

10	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Fair Value Disclosures

	May 31, 2026 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$8,172,828	$230,866	$255,866	$—	$8,659,560
Corporate debt securities	—	5,211,023	54,811	—	5,265,834
Collateralized debt obligations and collateralized loan obligations	—	650,379	62,546	—	712,925
U.S. government and federal agency securities	3,112,195	106,914	—	—	3,219,109
Municipal securities	—	649,349	—	—	649,349
Sovereign obligations	807,151	886,209	—	—	1,693,360
Residential mortgage-backed securities	—	1,906,714	5,376	—	1,912,090
Commercial mortgage-backed securities	—	9,768	235	—	10,003
Other asset-backed securities	—	780,516	190,089	—	970,605
Loans and other receivables	—	1,736,907	90,322	—	1,827,229
Derivatives	487	4,901,537	8,682	(3,475,770)	1,434,936
Investments at fair value	—	5,268	171,368	—	176,636
Total financial instruments owned, excluding Investments at fair value based on NAV	$12,092,661	$17,075,450	$839,295	$(3,475,770)	$26,531,636
Securities received as collateral	$310,813	$—	$—	$—	$310,813

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$7,243,037	$22,912	$169	$—	$7,266,118
Corporate debt securities	—	3,026,509	571	—	3,027,080
U.S. government and federal agency securities	1,048,105	3	—	—	1,048,108
Sovereign obligations	733,221	698,985	—	—	1,432,206
Residential mortgage-backed and other asset-backed securities	—	9,000	—	—	9,000
Loans	—	148,729	1,352	—	150,081
Derivatives	246	5,193,630	22,223	(3,601,670)	1,614,429
Total financial instruments sold, not yet purchased	$9,024,609	$9,099,768	$24,315	$(3,601,670)	$14,547,022
Other secured financings	$—	$405,725	$10,076	$—	$415,801
Obligation to return securities received as collateral	310,813	—	—	—	310,813
Long-term debt	—	2,790,159	1,070,114	—	3,860,273
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.51 billion at May 31, 2026 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

May 2026 Form 10-Q	11

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$7,664,824	$249,847	$218,853	$—	$8,133,524
Corporate debt securities	—	5,367,201	37,578	—	5,404,779
Collateralized debt obligations and collateralized loan obligations	—	645,798	40,187	—	685,985
U.S. government and federal agency securities	2,342,718	106,633	—	—	2,449,351
Municipal securities	—	563,994	—	—	563,994
Sovereign obligations	860,832	815,722	—	—	1,676,554
Residential mortgage-backed securities	—	1,827,092	6,663	—	1,833,755
Commercial mortgage-backed securities	—	10,458	348	—	10,806
Other asset-backed securities	—	909,474	133,001	—	1,042,475
Loans and other receivables	—	2,111,517	127,720	—	2,239,237
Derivatives	72	5,519,463	10,311	(3,705,764)	1,824,082
Investments at fair value	—	13,567	163,107	—	176,674
Total financial instruments owned, excluding Investments at fair value based on NAV	$10,868,446	$18,140,766	$737,768	$(3,705,764)	$26,041,216
Securities received as collateral	$200,495	$—	$—	$—	$200,495

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$5,571,534	$47,631	$155	$—	$5,619,320
Corporate debt securities	—	2,761,794	3,720	—	2,765,514
Collateralized debt obligations and collateralized loan obligations	—	627	—	—	627
U.S. government and federal agency securities	1,913,403	4	—	—	1,913,407
Sovereign obligations	796,564	540,555	—	—	1,337,119
Loans	—	184,391	9,757	—	194,148
Derivatives	24	5,429,227	45,953	(3,985,187)	1,490,017
Total financial instruments sold, not yet purchased	$8,281,525	$8,964,229	$59,585	$(3,985,187)	$13,320,152
Other secured financings	$—	$412,510	$13,454	$—	$425,964
Obligation to return securities received as collateral	200,495	—	—	—	200,495
Long-term debt	—	2,671,485	1,063,358	—	3,734,843
(1)Excludes investments at fair value based on NAV of $1.68 billion at November 30, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

12	Jefferies Financial Group Inc.

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
Information about our investments in entities that have the characteristics of an investment company:

	May 31, 2026
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2)	$725,883	$—	Quarterly (37%) Monthly (42%) N/R (21%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3)	65,920	22,990	N/R (100%)	N/R
Credit Funds (4)	435,715	23,847	Quarterly (48%) Monthly (3%) N/R (49%)	90 days 30 days N/R
Real Estate and Other Funds (5)	278,961	103,610	Quarterly (12%) N/R (88%)	90 days N/R
Total	$1,506,479	$150,447

	November 30, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2)	$888,880	$—	Quarterly (42%) Monthly (41%) N/R (17%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3)	66,476	26,828	N/R (100%)	N/R
Credit Funds (4)	490,321	23,847	Quarterly (56%) Monthly (2%) N/R (42%)	90 days 30 days N/R
Real Estate and Other Funds (5)	235,846	114,872	Quarterly (19%) N/R (81%)	90 days N/R
Total	$1,681,523	$165,547
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

May 2026 Form 10-Q	13

Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards

	Three Months Ended May 31, 2026
$ in thousands	Balance at February 28, 2026	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2026	For instruments still held at May 31, 2026, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities	$218,483	$24,352	$14,242	$(4,487)	$(103)	$—	$3,379	$255,866	$24,802	$—
Corporate debt securities	50,755	(184)	4,717	(20)	(432)	—	(25)	54,811	267	—
CDOs and CLOs	61,455	(4,425)	37,442	(4,026)	—	—	(27,900)	62,546	(4,703)	—
RMBS	6,134	(443)	—	—	(315)	—	—	5,376	(443)	—
CMBS	355	(105)	—	—	—	—	(15)	235	(105)	—
Other ABS	244,714	(22,349)	25,936	(27,041)	(7,345)	—	(23,826)	190,089	(24,387)	—
Loans and other receivables	85,396	18,797	25,427	(28,760)	(7,607)	—	(2,931)	90,322	21,162	—
Investments at fair value	167,195	(1,100)	9,225	(685)	(3,267)	—	—	171,368	(1,387)	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$167	$2	$—	$—	$—	$—	$—	$169	$(2)	$—
Corporate debt securities	555	—	—	—	—	—	16	571	—	—
Loans	921	135	—	375	—	—	(79)	1,352	(473)	—
Net derivatives (2)	28,562	2,873	(821)	—	(4,485)	—	(12,588)	13,541	(3,266)	—
Other secured financings	11,685	(245)	—	—	(1,364)	—	—	10,076	(72)	—
Long-term debt	1,024,067	(6,329)	—	—	—	29,344	23,032	1,070,114	40,009	(33,680)

	Six Months Ended May 31, 2026
$ in thousands	Balance at November 30, 2025	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2026	For instruments still held at May 31, 2026, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$218,853	$19,100	$25,895	$(7,026)	$(103)	$—	$(853)	$255,866	$19,153	$—
Corporate debt securities	37,578	1,110	14,323	—	(1,061)	—	2,861	54,811	1,518	—
CDOs and CLOs	40,187	(9,155)	68,668	(15,658)	(23)	—	(21,473)	62,546	(7,648)	—
RMBS	6,663	(522)	—	—	(765)	—	—	5,376	(522)	—
CMBS	348	(98)	—	—	—	—	(15)	235	(98)	—
Other ABS	133,001	(67,663)	139,191	(34,939)	(10,264)	—	30,763	190,089	(69,823)	—
Loans and other receivables	127,720	22,225	76,044	(79,669)	(8,345)	—	(47,653)	90,322	23,736	—
Investments at fair value	163,107	3,536	9,475	(708)	(4,042)	—	—	171,368	2,484	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$155	$14	$—	$—	$—	$—	$—	$169	$(14)	$—
Corporate debt securities	3,720	181	—	—	—	—	(3,330)	571	(232)	—
Loans	9,757	(345)	(697)	1,100	—	—	(8,463)	1,352	(1,805)	—
Net derivatives (2)	35,642	2,518	(1,492)	—	(3,125)	—	(20,002)	13,541	(3,494)	—
Other secured financings	13,454	(360)	—	120	(3,138)	—	—	10,076	36	—
Long-term debt	1,063,358	(25,949)	—	—	(23,695)	36,081	20,319	1,070,114	4,737	21,212
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues. Changes in instrument-specific credit risk related to structured notes within Long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

14	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2026
Transfers of assets of $20.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $7.1 million, CDOs and CLOs of $5.0 million, Corporate equity securities of $4.3 million and Other ABS of $3.9 million due to reduced pricing transparency.
Transfers of assets of $71.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $32.9 million, Other ABS of $27.7 million and Loans and other receivables of $10.0 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $40.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $31.3 million and Net derivatives transfers into Level 3 of $9.0 million due to reduced market and pricing transparency.
Transfers of liabilities of $30.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $21.5 million and Structured notes within Long-term debt of $8.3 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $14.5 million and net gains on Level 3 liabilities were $3.6 million for the three months ended May 31, 2026. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and Loans and other receivables, partially offset by decreased market values of Other ABS, CDOs and CLOs and Investments at fair value. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt, partially offset by increases of certain Derivatives.

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2026
Transfers of assets of $80.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $52.3 million, CDOs and CLOs of $17.0 million, Corporate debt securities of $8.1 million and Loan and other receivables of $3.3 million due to reduced pricing transparency.
Transfers of assets of $117.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $50.9 million, CDOs and CLOs of $38.5 million, Other ABS of $21.6 million and Corporate debt securities of $5.2 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $36.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $26.4 million and Net derivatives of $9.6 million due to reduced market and pricing transparency.
Transfers of liabilities of $47.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Certain Derivatives of $29.6 million, Loans of $8.5 million and Structured notes within Long-term debt of $6.1 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $31.5 million and net gains on Level 3 liabilities were $23.9 million for the six months ended May 31, 2026. Net losses on Level 3 assets were primarily due to decreased market values across Other ABS and CDOs and CLOs, partially offset by increases of Loans and other receivables, Corporate equity securities and Investments at fair value. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt, partially offset by increased market values of certain Derivatives.

May 2026 Form 10-Q	15

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended May 31, 2025
$ in thousands	Balance at February 28, 2025	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2025	For instruments still held at May 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$212,409	$8,245	$2,482	$(2,201)	$—	$—	$10,225	$231,160	$5,003	$—
Corporate debt securities	25,925	2,547	18,805	(15,740)	(2,177)	—	15,322	44,682	2,194	—
CDOs and CLOs	71,827	(4,123)	35,644	(18,469)	(6,550)	—	(7,381)	70,948	(4,564)	—
RMBS	7,526	436	—	—	(15)	—	—	7,947	439	—
CMBS	471	34	—	—	—	—	—	505	34	—
Other ABS	147,319	6,814	27,523	(26,231)	(1,863)	—	119	153,681	5,985	—
Loans and other receivables	153,764	(7,236)	18,008	(39,475)	(13,063)	—	(19,830)	92,168	(10,875)	—
Investments at fair value	157,881	6,041	261	—	(804)	—	(10,000)	153,379	3,581	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$590	$(256)	$(173)	$—	$—	$—	$—	$161	$31	$—
Corporate debt securities	1,113	222	(41,346)	41,436	(662)	—	(119)	644	(86)	—
RMBS	15	(15)	—	—	—	—	—	—	—	—
CMBS	1,154	(1)	—	35	—	—	(35)	1,153	1	—
Loans	848	(658)	(37)	—	183	—	(23)	313	(226)	—
Net derivatives (2)	42,076	(1,132)	—	—	(4)	—	(7,652)	33,288	(6,385)	—
Other secured financings	12,705	—	—	—	(2,360)	8,531	—	18,876	—	—
Long-term debt	860,684	34,729	—	—	(5,893)	93,570	8,066	991,156	(49,509)	14,781

	Six Months Ended May 31, 2025
$ in thousands	Balance at November 30, 2024	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2025	For instruments still held at May 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$239,364	$9,940	$7,049	$(5,366)	$494	$—	$(20,321)	$231,160	$8,292	$—
Corporate debt securities	24,931	2,147	37,129	(23,787)	(2,197)	—	6,459	44,682	2,419	—
CDOs and CLOs	63,976	(10,286)	52,875	(23,728)	(6,550)	—	(5,339)	70,948	(10,336)	—
Sovereign obligations	172	2	—	(174)	—	—	—	—	—	—
RMBS	7,714	269	—	—	(36)	—	—	7,947	279	—
CMBS	477	28	—	—	—	—	—	505	28	—
Other ABS	103,214	(264)	86,866	(30,929)	(4,175)	—	(1,031)	153,681	(565)	—
Loans and other receivables	152,586	(5,759)	72,851	(82,603)	(21,549)	3,670	(27,028)	92,168	(9,134)	—
Investments at fair value	137,865	6,434	21,549	—	(2,469)	—	(10,000)	153,379	3,974	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$208	$126	$(173)	$—	$—	$—	$—	$161	$(126)	$—
Corporate debt securities	165	52	(135,198)	135,433	—	—	192	644	(123)	—
CMBS	1,153	—	—	35	—	—	(35)	1,153	—	—
Loans	16,864	(1,673)	(1,046)	—	698	—	(14,530)	313	39	—
Net derivatives (2)	22,286	(13,925)	—	22,588	(484)	—	2,823	33,288	5,076	—
Other secured financings	14,884	241	—	—	(4,780)	8,531	—	18,876	(241)	—
Long-term debt	821,903	(21,118)	—	—	(2,799)	218,124	(24,954)	991,156	(19,522)	40,640
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
Transfers of liabilities of $11.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $13.2 million, partially offset by net derivatives transfer into Level 3 of $2.0 million due to reduced market and pricing transparency.
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

May 2026 Form 10-Q	17

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

18	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

May 31, 2026
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$255,866
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$81
		Volatility benchmarking	Volatility	31%			—
Corporate debt securities	$54,811	Market approach	Price	$67	-	$124	$92
		Discounted cash flows	Discount rate/yield	25%	-	30%	26%
CDOs and CLOs	$51,753	Discounted cash flows	Constant prepayment rate	15%	-	20%	18%
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	12%	-	16%	14%
		Market approach	Price	$100	-	$117	$105
RMBS	$5,376	Discounted cash flows	Constant prepayment rate	10%			—
			Constant default rate	0.5%			—
			Loss severity	45%			—
			Discount rate/yield	20%			—
Other ABS	$185,232	Discounted cash flows	Discount rate/yield	15.5%	-	16.1%	15.9%
			Cumulative loss rate	16.2%	-	17.1%	16.6%
			Duration (years)	1.1	-	1.2	1.2
		Market approach	Price	$117	-	$135	$130
		Scenario analysis	Estimated recovery percentage	56%	-	58%	57%
Loans and other receivables	$90,322	Market approach	Price	$8	-	$117	$103
		Scenario analysis	Estimated recovery percentage	7%	-	100%	76%
Derivatives	$6,224
Interest rate swaps		Market approach	Basis points upfront	0.2			—
Investments at fair value	$168,327
Private equity securities		Market approach	Price	$0	-	$170,363	$7,711
			Discount rate/yield	28%			—
			Estimated revenue	$30,087,431			—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$22,223
Equity options		Volatility benchmarking	Volatility	53%			—
Interest rate swaps		Market approach	Basis points upfront	6.9	-	22.2	13.9
Other secured financings	$10,076	Scenario analysis	Estimated recovery percentage	74%	-	100%	96%
		Market approach	Price	$117	-	$118	$118
Long-term debt	$1,070,114
Structured notes		Market approach	Price	$64	-	$120	$99

May 2026 Form 10-Q	19

Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$218,853
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$85
		Volatility benchmarking	Volatility	44%	-	48%	47%
Corporate debt securities	$37,578	Market approach	Price	$49	-	$121	$72
		Discounted cash flows	Discount rate/yield	18%	-	20%	19%
		Scenario analysis	Estimated recovery percentage	30%			—
CDOs and CLOs	$25,824	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	17%			—
		Market approach	Price	$98	-	$100	$99
RMBS	$6,663	Discounted cash flows	Constant prepayment rate	12%			—
			Constant default rate	0.3%			—
			Loss severity	20%			—
			Discount rate/yield	15%			—
Other ABS	$129,693	Discounted cash flows	Discount rate/yield	15.5%	-	15.7%	15.6%
			Cumulative loss rate	16.0%	-	16.4%	16.2%
			Duration (years)	1.1	-	1.2	1.1
		Market approach	Price	$116	-	$133	$130
		Scenario analysis	Estimated recovery percentage	66%			—
Loans and other receivables	$127,720	Market approach	Price	$67	-	$129	$97
		Scenario analysis	Estimated recovery percentage	8%	-	100%	35%
Derivatives	$6,094
Embedded options		Market approach	Basis points upfront	0.4	-	0.5	0.5
Equity options		Volatility benchmarking	Volatility	34%			—
Investments at fair value	$157,162
Private equity securities		Market approach	Price	$0	-	$27,989	$2,722
			Discount rate/yield	28%			—
			Estimated revenue	$29,818,082			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$3,720	Scenario analysis	Estimated recovery percentage	30%			—
Loans	$9,757	Market approach	Price	$100	-	$129	$117
		Scenario analysis	Estimated recovery percentage	30%			—
Derivatives	$45,953
Equity options		Volatility benchmarking	Volatility	34%	-	61%	58%
Embedded options		Market approach	Basis points upfront	0.0	-	21.0	13.3
Other secured financings	$13,454	Scenario analysis	Estimated recovery percentage	74%	-	100%	96%
		Market approach	Price	$114	-	$117	$115
Long-term debt	$1,063,358
Structured notes		Market approach	Price	$72	-	$120	$101

20	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2026 and November 30, 2025, asset exclusions consisted of $21.4 million and $28.2 million, respectively, primarily composed of CDOs and CLOs, Investments at fair value, certain derivatives, other ABS and CMBS. At May 31, 2026 and November 30, 2025, liability exclusions consisted of $2.1 million and $0.2 million, respectively, primarily composed of loans, corporate equity securities and corporate debt securities.
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
Fair value option gains (losses):

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Financial instruments owned:
Loans and other receivables (1)	$8,506	$69,578	$(32,588)	$103,854
Other secured financings (1)	6,100	(1,418)	5,791	(1,659)
Long-term debt:
Changes in instrument-specific credit risk (2)	(47,715)	28,763	30,306	66,501
Other changes in fair value (1)	(1,226)	13,225	(52,838)	27,548
(1)Changes in fair value are included in Principal transactions revenues.
(2)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of Comprehensive Income.
Difference between contractual principal and fair value:

$ in thousands	May 31, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables (1)	$1,392,673	$2,378,747
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1)	416,067	319,394
Loans and other receivables 90 days or greater past due (1)	79,757	100,300
Long-term debt	203,199	166,273
Other secured financings	1,302	237
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
Fair value of loans and other receivables on nonaccrual status:

$ in thousands	May 31, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables on nonaccrual status and/or 90 days or greater past due	$73,215	$119,900
Loans and other receivables 90 days or greater past due	53,157	47,000
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
We have equity securities without readily determinable fair values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million at both May 31, 2026 and November 30, 2025. There were no impairments or downward adjustments on these investments during both the three and six months ended May 31, 2026 and 2025.

May 2026 Form 10-Q	21

Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Derivative Financial Instruments
Our derivative activities are recorded at fair value in our Consolidated Statement of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. We enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks. In addition, we apply hedge accounting to: (1) interest rate swaps that have been designated as fair value hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, (2) an interest rate swap designated as hedge to offset the variability in cash flows from floating rate debt due to contractually specified interest rate, and (3) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations.
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

	May 31, 2026 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$632	3	$1,376	1
Bilateral OTC	—	—	254	1
Foreign exchange contracts:
Bilateral OTC	12,991	7	17,050	8
Total derivatives designated as accounting hedges	13,623		18,680
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,139	31,873	316	30,588
Cleared OTC	246,988	8,849	244,768	9,260
Bilateral OTC	237,645	1,048	687,026	1,295
Foreign exchange contracts:
Exchange-traded	—	46	—	69
Bilateral OTC	124,715	34,491	112,458	10,012
Equity contracts:
Exchange-traded	1,706,606	2,346,548	1,433,972	1,826,167
Bilateral OTC	2,539,543	39,955	2,703,100	36,753
Commodity contracts:
Exchange-traded	617	637	288	563
Bilateral OTC	6,563	11,809	2,631	5,458
Credit contracts:
Cleared OTC	1,799	107	6,932	7
Bilateral OTC	31,468	19	5,928	24
Total derivatives not designated as accounting hedges	4,897,083		5,197,419
Total gross derivative assets/liabilities:
Exchange-traded	1,708,362		1,434,576
Cleared OTC	249,419		253,076
Bilateral OTC	2,952,925		3,528,447
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(705,242)		(705,242)
Cleared OTC	(247,920)		(252,771)
Bilateral OTC	(2,522,608)		(2,643,657)
Net amounts per Consolidated Statements of Financial Condition (4)	$1,434,936		$1,614,429
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

22	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$2,519	4
Foreign exchange contracts:
Bilateral OTC	40,444	7	574	2
Total derivatives designated as accounting hedges	40,444		3,093
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	232	33,107	24	36,811
Cleared OTC	806,009	8,148	804,799	8,325
Bilateral OTC	285,053	1,576	614,104	823
Foreign exchange contracts:
Bilateral OTC	115,068	34,418	103,297	12,028
Equity contracts:
Exchange-traded	2,776,601	3,275,468	2,156,730	2,298,561
Bilateral OTC	1,367,089	57,254	1,670,215	36,481
Commodity contracts:
Exchange-traded	452	627	73	668
Bilateral OTC	6,381	18,497	7,293	15,417
Credit contracts:
Cleared OTC	10,960	58	17,120	13
Bilateral OTC	121,557	17	98,456	15
Total derivatives not designated as accounting hedges	5,489,402		5,472,111
Total gross derivative assets/liabilities:
Exchange-traded	2,777,285		2,156,827
Cleared OTC	816,969		824,438
Bilateral OTC	1,935,592		2,493,939
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,600,969)		(1,600,969)
Cleared OTC	(815,810)		(819,548)
Bilateral OTC	(1,288,985)		(1,564,670)
Net amounts per Consolidated Statements of Financial Condition (4)	$1,824,082		$1,490,017
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
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate swaps (1)	$(29,405)	$(415)	$(28,284)	$(6,043)
Long-term debt	19,391	(11,968)	8,475	(18,659)
Total	$(10,014)	$(12,383)	$(19,809)	$(24,702)
(1)Includes net settlements of $9.7 million and $19.3 million for the three and six months ended May 31, 2026, respectively, and $12.2 million and $24.1 million for the three and six months ended May 31, 2025, respectively.
Gains (losses) on our cash flow hedge recognized as a component of Other comprehensive income (loss) (“OCI”), in our Consolidated Statements of Comprehensive Income:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate contracts
Recognized in OCI	$(254)	$—	$(254)	$—
Net change included within AOCI	$(254)	$—	$(254)	$—
Gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of OCI, in our Consolidated Statements of Comprehensive Income:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2026	2025	2026	2025
Foreign exchange contracts	$20,434	$(90,986)	$(7,531)	$(74,132)
Total	$20,434	$(90,986)	$(7,531)	$(74,132)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate contracts	$(80,358)	$(8,710)	$(80,091)	$(31,212)
Foreign exchange contracts	3,178	21,645	1,447	16,770
Equity contracts	(221,296)	823,950	(340,671)	1,318,166
Commodity contracts	14,596	7,723	18,878	13,457
Credit contracts	(8,657)	653	(11,715)	1,704
Total	$(292,537)	$845,261	$(412,152)	$1,318,885
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

May 2026 Form 10-Q	23

Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
Remaining contract maturities at May 31, 2026:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$6,257	$—	$—	$—	$6,257
Equity options and forwards	68,134	199,435	—	(3,825)	263,744
Credit default swaps	336	870	27,768	—	28,974
Total return swaps	550,180	78,174	—	(9,563)	618,791
Foreign currency forwards, swaps and options	75,153	6,248	—	—	81,401
Interest rate swaps, options and forwards	34,279	121,126	22,464	(26,994)	150,875
Total	$734,339	$405,853	$50,232	$(40,382)	1,150,042
Cross-product counterparty netting					(39,665)
Total OTC derivative assets included in Financial instruments owned					$1,110,377

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,325	$—	$—	$—	$2,325
Equity options and forwards	80,693	123,522	—	(3,825)	200,390
Credit default swaps	36	1,712	4,421	—	6,169
Total return swaps	301,510	552,830	151	(9,563)	844,928
Foreign currency forwards, swaps and options	73,053	345	—	—	73,398
Fixed income forwards	5,471	—	—	—	5,471
Interest rate swaps, options and forwards	27,854	109,428	486,251	(26,994)	596,539
Total	$490,942	$787,837	$490,823	$(40,382)	1,729,220
Cross-product counterparty netting					(39,665)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,689,555
(1)At May 31, 2026, we held net exchange-traded derivative assets and liabilities with a fair value of $1.00 billion and $729.3 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2026, cash collateral received and pledged was $678.6 million and $804.5 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at May 31, 2026:

Counterparty credit quality (1):	$ in thousands
A- or higher	$530,743
BBB- to BBB+	88,586
BB+ or lower	236,089
Unrated	254,959
Total	$1,110,377
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	May 31, 2026
	External Credit Rating
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$78.3	$796.7	$875.0

	November 30, 2025
	External Credit Rating
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$51.4	$873.2	$924.6
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

$ in millions	May 31, 2026	November 30, 2025
Derivative instrument liabilities with credit-risk-related contingent features	$311.7	$107.3
Collateral posted	(111.7)	(70.0)
Collateral received	699.7	343.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	899.7	380.5
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

24	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Collateralized Transactions

	May 31, 2026
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$2,573.1	$1,774.8	$80.3	$4,428.2
Corporate debt securities	311.8	3,428.5	—	3,740.3
Mortgage-backed and asset-backed securities	186.3	2,114.6	—	2,300.9
U.S. government and federal agency securities	14.4	8,435.1	—	8,449.5
Municipal securities	—	430.9	—	430.9
Sovereign obligations	19.0	1,529.5	230.5	1,779.0
Loans and other receivables	—	786.6	—	786.6
Total	$3,104.6	$18,500.0	$310.8	$21,915.4

	November 30, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,875.2	$1,028.6	$—	$2,903.8
Corporate debt securities	589.7	3,271.5	—	3,861.2
Mortgage-backed and asset-backed securities	—	2,062.6	—	2,062.6
U.S. government and federal agency securities	21.6	9,183.1	—	9,204.7
Municipal securities	—	422.3	—	422.3
Sovereign obligations	54.3	1,487.7	200.5	1,742.5
Loans and other receivables	—	805.4	—	805.4
Total	$2,540.8	$18,261.2	$200.5	$21,002.5

	May 31, 2026
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,687.9	$236.3	$101.2	$79.2	$3,104.6
Repurchase agreements	2,007.7	8,299.2	4,116.7	4,076.4	18,500.0
Obligation to return securities received as collateral, at fair value	310.8	—	—	—	310.8
Total	$5,006.4	$8,535.5	$4,217.9	$4,155.6	$21,915.4

	November 30, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,072.7	$123.8	$81.3	$263.0	$2,540.8
Repurchase agreements	2,108.1	9,569.4	2,959.8	3,623.9	18,261.2
Obligation to return securities received as collateral, at fair value	200.5	—	—	—	200.5
Total	$4,381.3	$9,693.2	$3,041.1	$3,886.9	$21,002.5
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2026 and November 30, 2025, the approximate fair value of securities received as collateral by us that may be sold or repledged was $72.04 billion and $49.68 billion, respectively. At May 31, 2026 and November 30, 2025, a substantial portion of the securities received by us had been sold or repledged.

May 2026 Form 10-Q	25

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

	May 31, 2026
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$9,729.9	$—	$9,729.9	$(882.0)	$(2,149.8)	$6,698.1
Reverse repurchase agreements	16,589.2	(7,182.0)	9,407.2	(1,498.4)	(7,842.5)	66.3
Securities received as collateral, at fair value	310.8	—	310.8	—	(310.8)	—
Liabilities:
Securities lending arrangements	$3,104.6	$—	$3,104.6	$(882.0)	$(1,948.6)	$274.0
Repurchase agreements	18,500.0	(7,182.0)	11,318.0	(1,498.4)	(9,544.9)	274.7
Obligation to return securities received as collateral, at fair value	310.8	—	310.8	—	(310.8)	—

	November 30, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$8,295.2	$—	$8,295.2	$(512.3)	$(1,913.5)	$5,869.4
Reverse repurchase agreements	14,553.6	(6,104.5)	8,449.1	(2,727.2)	(5,670.2)	51.7
Securities received as collateral, at fair value	200.5	—	200.5	—	(200.5)	—
Liabilities:
Securities lending arrangements	$2,540.8	$—	$2,540.8	$(512.3)	$(1,920.0)	$108.5
Repurchase agreements	18,261.2	(6,104.5)	12,156.7	(2,727.2)	(8,666.7)	762.8
Obligation to return securities received as collateral, at fair value	200.5	—	200.5	—	(200.5)	—
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
(3)Includes $6.62 billion of securities borrowing arrangements, for which we have received securities collateral of $6.44 billion, and $220.0 million of repurchase agreements, for which we have pledged securities collateral of $241.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
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

26	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Transferred assets	$2,050.5	$2,591.4	$3,419.2	$2,633.4
Proceeds on new securitizations	2,050.5	2,591.4	3,419.2	2,633.4
Cash flows received on retained interests	10.1	6.5	24.8	11.1
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2026 and November 30, 2025.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment:

$ in millions	May 31, 2026		November 30, 2025
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$127.2	$2.5	$405.7	$4.0
U.S. government agency CMBS	692.7	1.0	1,108.2	1.1
CLOs	12,047.7	144.1	10,970.6	436.6
Consumer and other loans	2,878.2	104.8	2,596.7	104.9
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

$ in millions	May 31, 2026	November 30, 2025
Financial instruments owned	$—	$456.1
Other secured financings	—	456.1
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

May 2026 Form 10-Q	27

Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs:

	May 31, 2026 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$0.1	$8.2
Financial instruments owned	2.7	185.7
Securities purchased under agreements to resell (2)	2,885.3	—
Receivables from brokers (3)	—	66.5
Other receivables	0.4	3.1
Other assets (4)	—	85.0
Total assets	$2,888.5	$348.5
Financial instruments sold, not yet purchased	$—	$107.9
Other secured financings (5)	2,881.0	28.9
Other liabilities (6)	6.5	90.7
Long-term debt	—	70.2
Total liabilities	$2,887.5	$297.7

	November 30, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$1.7
Segregated cash	—	1.4
Financial instruments owned	1.4	142.6
Securities purchased under agreements to resell (2)	3,043.4	121.5
Receivables from brokers (3)	—	104.1
Other receivables	—	3.1
Other assets (4)	—	87.1
Total assets	$3,044.8	$461.5
Financial instruments sold, not yet purchased	$—	$83.8
Other secured financings (5)	3,042.4	21.6
Repurchase agreement	—	147.8
Other liabilities (6)	7.3	85.1
Long-term debt	—	70.2
Total liabilities	$3,049.7	$408.5
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, all of which are eliminated in consolidation.
(3)Includes $0.5 million and $0.5 million at May 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(4)Includes $3.0 million and $3.4 million at May 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(5)Includes $603.2 million and $780.5 million at May 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(6)Includes $89.3 million and $84.0 million at May 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
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
Nonconsolidated VIEs

	May 31, 2026
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$991.5	$4.2	$5,605.9	$18,305.4
Asset-backed vehicles	1,299.1	—	1,611.8	8,980.8
Related party private equity vehicles	3.9	—	13.7	72.0
Other investment vehicles	1,613.5	—	1,833.6	82,166.8
Total	$3,908.0	$4.2	$9,065.0	$109,525.0

	November 30, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$1,245.3	$96.5	$7,055.5	$17,600.4
Asset-backed vehicles	1,207.3	—	1,797.1	6,616.0
Related party private equity vehicles	3.5	—	14.3	57.7
Other investment vehicles	1,722.7	—	2,009.6	74,007.9
Total	$4,178.8	$96.5	$10,876.5	$98,282.0
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

28	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
where we have committed to sell ownership interests in any of the investment vehicles.
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests, sub-investment grade and senior secured U.S. loans, and senior secured Euro-denominated corporate leveraged loans and bonds. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests where we have been involved in providing underwriting and/or advisory services include:
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (refer to Note 10, Investments for further information)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2026 and November 30, 2025, our remaining equity commitment in the JCP Entities was $8.8 million and $9.7 million, respectively. At May 31, 2026 and November 30, 2025, we also had remaining commitments of $0.3 million and $0.4 million, respectively, to a private equity fund managed by us for the benefit of our employees. The carrying value of our collective equity interests were $4.0 million and $3.4 million at May 31, 2026 and November 30, 2025, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the vehicles primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2026 and November 30, 2025, our remaining equity commitment in various other investment vehicles was $205.6 million and $282.2 million, respectively. The carrying value of our equity investments was $1.61 billion at $1.72 billion May 31, 2026 and November 30, 2025, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims, various oil and gas assets. Additionally, we hold an investment in an unconsolidated energy tax credit vehicle in the form of a limited partnership, which operates with the objective of generating a return derived from tax credits earned within the partnership. The proportional amortization method has been elected for this investment and the amortization of the investment and related income tax credits and other income tax benefits are recorded as a component of income tax expense.

$ in thousands	May 31, 2026
Carrying value (1)	$33,462

$ in thousands	Three and Six Months Ended May 31, 2026
Income tax credits and other income tax benefits	$30,828
Proportional amortization	(22,728)
Net benefits included in income tax expense	$8,100
(1)Amounts presented within Other Assets in our Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.
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
At May 31, 2026 and November 30, 2025, we held $1.16 billion and $1.06 billion of agency mortgage-backed securities, respectively, and $156.6 million and $156.3 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These

May 2026 Form 10-Q	29

Notes to Consolidated Financial Statements
(Unaudited)
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

$ in millions	May 31, 2026	November 30, 2025
Total Investments in and loans to related parties	$1,555.1	$1,496.1

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Total equity method pickup earnings recognized in Other revenues	$21.8	$8.1	$46.3	$15.2
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of May 31, 2026.
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
At May 31, 2026, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2026, our unfunded commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2027 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a secured revolving credit facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total facility is a committed amount of $500.0 million at May 31, 2026. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2027 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2026, our $250.0 million commitment was undrawn.
Activity related to the facility:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Interest income	$0.2	$—	$0.4	$—
Unfunded commitment fees	$0.3	$0.3	$0.6	$0.6
Selected financial information for Jefferies Finance:

$ in millions	May 31, 2026	November 30, 2025
Total assets	$6,837.6	$7,356.1
Total liabilities	5,364.9	5,959.2
Total mezzanine equity	15.9	14.8

$ in millions	May 31, 2026	November 30, 2025
Our total investment balance	$728.5	$691.0

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Net earnings (losses) attributable to members	$35.4	$0.1	$68.5	$(1.6)
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Origination and syndication fee revenues (1)	$41.7	$58.4	$94.8	$118.6
Origination fee expenses (1)	11.0	13.9	29.6	32.4
CLO placement and structuring fee revenues (2)	1.9	1.3	2.9	1.5
Placement and referral fees (3)	7.5	9.4	13.8	10.0
Asset management fee revenues (4)	—	7.5	—	7.5
Underwriting revenues (expenses) (5)	(0.2)	—	(1.1)	—
Service fees (6)	25.8	22.7	91.4	77.1
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
(4)Under a fee and revenue sharing agreement with Jefferies Finance, we receive fees, which are included in Asset management fees and revenues.
(5)We act as an underwriter in connection with term loans issued by Jefferies Finance.
(6)Under a service agreement, we charge Jefferies Finance for various administrative services provided.

30	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Additional balances with Jefferies Finance as reported in our Consolidated Statements of Financial Condition.

$ in millions	May 31, 2026	November 30, 2025
Assets
Financial instruments owned, at fair value (1)	$4.1	$10.9
Other assets (2)	6.2	7.0
Liabilities
Financial instruments sold, not yet purchased, at fair value (1)	$1.6	$0.4
Payables:
Brokers, dealers and clearing organizations (3)	17.7	17.2
Customers (4)	5.0	3.3
(1)In connection with our capital markets activities, from time to time we make a market in long-term debt securities and term loans of Jefferies Finance (i.e., we buy and sell debt securities and tern loans of Jefferies Finance).
(2)Receivable for services and certain fees from Jefferies Finance.
(3)Cash collateral received from Jefferies Finance on OTC foreign currency derivatives.
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
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary, for which we receive a surety fee, and a corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2026, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	May 31, 2026	November 30, 2025
Total assets	$5,360.5	$5,269.8
Total liabilities	3,868.1	3,953.1
Total noncontrolling interest	540.1	369.0

$ in millions	May 31, 2026	November 30, 2025
Our total investment balance	$432.6	$429.7

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Net earnings attributable to members	$26.5	$44.2	$66.9	$82.0

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Distributions	$5.4	$10.9	$26.6	$27.0
At May 31, 2026 and November 30, 2025, we had commitments to purchase $9.0 million and $13.6 million, respectively, of agency CMBS from Berkadia.
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
Selected financial information for the real estate investments:

$ in millions	May 31, 2026	November 30, 2025
Total assets	$310.0	$312.6
Total liabilities	463.6	470.7

	May 31, 2026	November 30, 2025
Our total investment balance	$100.0	$98.7

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Net earnings (losses)	$1.0	$(3.3)	$4.8	$1.3

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Distributions we received from Brooklyn Renaissance Hotel	$—	$1.2	$—	$1.2
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President and which are in the process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $3.1 million and $2.8 million at May 31, 2026 and November 30, 2025, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results from these investments which are included in Principal transactions revenues:

May 2026 Form 10-Q	31

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Net gains (losses) from our investments in JCP Fund V	$0.4	$—	$0.3	$(0.2)
At both May 31, 2026 and November 30, 2025, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both May 31, 2026 and November 30, 2025, our unfunded commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at May 31, 2026 of the combined equity interests:

	Three Months Ended (1)
$ in millions	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Net increase (decrease) in net assets resulting from operations	$1.0	$—	$0.1	$(0.6)
(1)Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2026 and 2025 is included based on the periods presented.
Hildene
In July 2024, we invested $25.0 million in the Class A Common Equity Units of Hildene Insurance Holdings, LLC (“Hildene Insurance”), an investment fund with insurance exposures. On March 1, 2025, we made an additional investment of $75.0 million in Hildene Insurance, which resulted in an increase of our effective ownership from 8.83% to 23.5%. The investment is accounted for under the equity method with a carrying amount of $120.0 million and $113.8 million at May 31, 2026 and November 30, 2025, respectively.
Selected financial information for Hildene Insurance:

$ in millions	March 31, 2026 (1)	September 30, 2025 (1)
Total assets	$560.7	$498.4
Total liabilities	0.4	0.7
Total members’ equity	560.3	497.7

	Three Months Ended (1)
$ in millions	March 31, 2026	March 31, 2025	December 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations	$15.8	$27.5	$16.6	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at May 31, 2026 and November 30, 2025 is based on the dates presented, and in our results of operations for the three and six months ended May 31, 2026 and 2025 is based on the periods presented.
On December 9, 2025, we entered into an agreement to acquire a 50% interest in Hildene Holding Company, LLC, parent of Hildene Capital Management, LLC, a credit-focused asset manager and the parent of Hildene Insurance. We will contribute our existing revenue share, a portion of our interest in a Hildene-managed fund, and $340.0 million in cash. Hildene’s principals will contribute their ownership interests and approximately $250.0 million of the fund and related equity interests. Closing is targeted to occur in the third quarter of 2026, subject to customary approvals.
ApiJect
We own shares that represent a 37.9% and 33.6% economic interest in ApiJect at May 31, 2026 and November 30, 2025, respectively, which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within corporate equity securities in Financial instruments owned, at fair value. At both May 31, 2026 and November 30, 2025, the total fair value of our total equity investment in common shares of ApiJect was $97.9 million which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on July 31, 2026. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both May 31, 2026 and November 30, 2025, which would be classified as Level 3 in the fair value hierarchy.
We have purchased secured convertible promissory notes totaling $3.9 million in the second quarter of 2026, and $9.8 million in December 2025, from ApiJect. These promissory notes are accounted for at fair value in Financial instruments owned and classified within Level 3 of the fair value hierarchy.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes from one of our clients and simultaneously entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes were recorded within Premises and equipment at $57.7 million. During the second quarter of 2025, we agreed to sell the airplanes and we recognized a loss of $12.8 million. The sale closed in the third quarter of 2025.

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Operating lease income (1)	$—	$1.3	$—	$6.9
Also in December 2023, we provided a loan to the seller for $30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of $0.2 million and $1.0 million on the loan during the three and six months ended May 31, 2025, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $43.2 million at both May 31, 2026 and November 30, 2025, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in July 15, 2026, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.5 million and $1.1 million for the three and six months ended May 31, 2026, respectively, and $0.5 million and $0.9 million during the three and six months ended May 31, 2025, respectively.

32	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
Allowance for credit losses for investment banking receivables:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Beginning balance	$11,960	$2,046	$3,681	$5,277
Bad debt expense	4,255	1,472	14,419	2,818
Charge-offs	(16)	—	(16)	(3,076)
Recoveries collected	(1,670)	(1,203)	(3,555)	(2,704)
Ending balance (1)	$14,529	$2,315	$14,529	$2,315
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
Note 12. Goodwill and Intangible Assets
Goodwill

	Six Months Ended May 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,535,961	$301,609	$1,837,570
Currency translation and other adjustments	886	2,115	3,001
Impairment (1)	—	(58,240)	(58,240)
Reclassification to held for sale (1)	—	(56,850)	(56,850)
Balance, at end of period	$1,536,847	$188,634	$1,725,481
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, we recorded a $58.2 million goodwill impairment charge. The remaining goodwill balance was reclassified as held for sale at May 31, 2026. See Note 4, Assets and Liabilities Held for Sale.

	Six Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments	4,457	7,917	12,374
Measurement period adjustments (1)	—	1,802	1,802
Balance, at end of period	$1,537,470	$304,644	$1,842,114
(1)Relates to a measurement period adjustment recorded during the second quarter of 2025 attributable to the Go Internet acquisition. Refer to Note 4, Business Acquisitions and Discontinued Operations in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025 for further discussion.
Carrying values of goodwill by reporting unit:

$ in millions	May 31, 2026	November 30, 2025
Investment banking	$702.5	$702.0
Equities and wealth management	256.0	255.9
Fixed income	578.3	578.0
Asset management	143.0	143.0
Other investments	45.7	158.7
Total	$1,725.5	$1,837.6
Intangible Assets

	May 31, 2026			Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$127,611	$(106,063)	$21,548	4.7
Trademarks and trade names (1)	128,953	(48,874)	80,079	21.8
Exchange and clearing organization membership interests and registrations	8,708	—	8,708	N/A
Other (1)	15,145	(14,446)	699	2.3
Total	$280,417	$(169,383)	$111,034

	November 30, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships	$166,328	$622	$(116,810)	$50,140	4.6
Trademarks and trade names	160,674	—	(55,948)	104,726	20.6
Exchange and clearing organization membership interests and registrations	8,717	—	—	8,717	N/A
Other	86,815	99	(47,920)	38,994	2.8
Total	$422,534	$721	$(220,678)	$202,577
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, intangible assets of $82.7 million related to Tessellis were reclassified as held for sale at February 28, 2026. See Note 4, Assets and Liabilities Held for Sale.

May 2026 Form 10-Q	33

Notes to Consolidated Financial Statements
(Unaudited)
Amortization Expense
For finite life intangible assets, we recognized aggregate amortization expense of $2.1 million and $10.6 million for the three and six months ended May 31, 2026, respectively, and $8.6 million and $16.4 million for the three and six months ended May 31, 2025, respectively. These expenses are included in depreciation and amortization.
Estimated future amortization expense for the next five fiscal years:

Year	$ in thousands
Remainder of fiscal year 2026	$4,354
Year ending November 30, 2027	8,685
Year ending November 30, 2028	8,567
Year ending November 30, 2029	8,380
Year ending November 30, 2030	8,322
Note 13. Revenues from Contracts with Customers

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Revenues from contracts with customers:
Investment banking	$1,204,995	$785,455	$2,219,950	$1,511,116
Commissions and other fees	390,858	344,184	751,931	632,149
Asset management fees	3,593	7,495	10,492	53,303
Real estate revenues	2,295	16,211	4,541	27,292
Internet connection and broadband revenues	54,102	56,668	106,514	114,471
Other contracts with customers	18,967	16,791	37,032	32,899
Total revenue from contracts with customers	1,674,810	1,226,804	3,130,460	2,371,230
Other sources of revenue:
Principal transactions	488,666	338,507	976,164	745,737
Revenues from strategic affiliates	19,075	21,336	88,367	64,785
Interest	853,962	878,025	1,667,081	1,723,196
Other	81,684	29,643	127,390	62,231
Total revenues	$3,118,197	$2,494,315	$5,989,462	$4,967,179
Disaggregation of Revenue

	Three Months Ended May 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$674,118	$—	$674,118
Investment banking - Underwriting	530,877	—	530,877
Equities (1)	389,218	—	389,218
Fixed income (1)	1,640	—	1,640
Asset management	—	3,593	3,593
Other investments	—	75,364	75,364
Total	$1,595,853	$78,957	$1,674,810
Primary geographic region:
Americas	$1,161,291	$22,773	$1,184,064
Europe and the Middle East	277,424	55,131	332,555
Asia-Pacific	157,138	1,053	158,191
Total	$1,595,853	$78,957	$1,674,810

	Three Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$457,725	$—	$457,725
Investment banking - Underwriting	327,730	—	327,730
Equities (1)	342,179	—	342,179
Fixed income (1)	2,005	—	2,005
Asset management	—	7,495	7,495
Other investments	—	89,670	89,670
Total	$1,129,639	$97,165	$1,226,804
Primary geographic region:
Americas	$788,139	$38,522	$826,661
Europe and the Middle East	238,528	57,695	296,223
Asia-Pacific	102,972	948	103,920
Total	$1,129,639	$97,165	$1,226,804

34	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended May 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,201,246	$—	$1,201,246
Investment banking - Underwriting	1,018,704	—	1,018,704
Equities (1)	748,599	—	748,599
Fixed income (1)	3,332	—	3,332
Asset management	—	10,492	10,492
Other investments	—	148,087	148,087
Total	$2,971,881	$158,579	$3,130,460
Primary geographic region:
Americas	$2,204,238	$47,999	$2,252,237
Europe and the Middle East	514,719	108,655	623,374
Asia-Pacific	252,924	1,925	254,849
Total	$2,971,881	$158,579	$3,130,460

	Six Months Ended May 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$855,505	$—	$855,505
Investment banking - Underwriting	655,611	—	655,611
Equities (1)	628,229	—	628,229
Fixed income (1)	3,920	—	3,920
Asset management	—	53,303	53,303
Other investments	—	174,662	174,662
Total	$2,143,265	$227,965	$2,371,230
Primary geographic region:
Americas	$1,536,814	$109,593	$1,646,407
Europe and the Middle East	411,649	116,488	528,137
Asia-Pacific	194,802	1,884	196,686
Total	$2,143,265	$227,965	$2,371,230
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 20, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2026. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three and six months ended May 31, 2026, we recognized $19.2 million and $25.2 million, respectively, compared with $10.1 million and $64.9 million during the three and six months ended May 31, 2025, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, three and six months ended May 31, 2026, we recognized $8.9 million and $16.6 million, respectively, compared with $7.7 million and $15.5 million during the three and six months ended May 31, 2025, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at May 31, 2026 and November 30, 2025 was $62.6 million and $92.3 million, respectively, which is recorded in Accrued expenses and other liabilities. During the three and six months ended May 31, 2026, we recognized revenues of $20.1 million and $61.1 million, respectively, compared with $25.5 million and $38.5 million for the three and six months ended May 31, 2025, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $433.6 million and $396.8 million at May 31, 2026 and November 30, 2025, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2026 and November 30, 2025, capitalized costs to fulfill a contract were $5.6 million and $5.2 million, respectively, which are recorded in Receivables – Fees, interest and other. During the three and six months ended May 31, 2026 and, we recognized expenses of $1.7 million and $2.9 million, respectively, compared with $1.4 million and $1.7 million during the three and six months ended May 31, 2025, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs for the three and six months ended May 31, 2026 and May 31, 2025.
Note 14. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the Senior Executive Compensation Plan and other compensation plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025.
At May 31, 2026, there were approximately 2.1 million shares of restricted stock outstanding with future service required, 6.7 million RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 7.6 million RSUs outstanding with no future service required, and 5.1 million stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19.3 million at May 31, 2026.

May 2026 Form 10-Q	35

Notes to Consolidated Financial Statements
(Unaudited)
In December 2025, the Compensation Committee of our Board of Directors granted RSUs and performance stock units (“PSUs”) to each of our senior executives as follows:

$ in millions	Grant Terms
RSUs
Aggregate grant date fair value	$14.3
Vesting period	3-year cliff
PSUs
Aggregate target fair value	$14.3
Service period	3 years
Performance period	Fiscal 2025 to Fiscal 2027
Performance target (1)	10% ROTE
Performance range (2)	7.5% - 15% ROTE
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Restricted cash awards	$124.9	$131.5	$257.5	$246.6
Restricted stock and RSUs (1)	22.9	18.2	73.6	53.8
Profit sharing plan	2.2	1.9	10.0	9.3
Total compensation cost	$150.0	$151.6	$341.1	$309.7
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at May 31, 2026:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$216.7	3.3
Restricted cash awards (1)	1,110.0	2.7
Total	$1,326.7
(1)The remaining unamortized amount is included within Other assets.

Note 15. Borrowings
Short-Term Borrowings

$ in thousands	May 31, 2026	November 30, 2025
Bank loans and other credit facilities	$454,453	$568,418
Fixed rate callable note	1,149,029	1,198,788
Total short-term borrowings (1)	$1,603,482	$1,767,206
(1)    Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At May 31, 2026 and November 30, 2025, the weighted average interest rate on bank loans outstanding is 4.79% and 4.92% per annum, respectively.
Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2026, we were in compliance with all covenants under these credit facilities.

36	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	May 31, 2026	November 30, 2025
Parent Co. unsecured borrowings
Fixed rate	2026	$25	$869,461
	2027	1,119,684	1,117,106
	2028	995,548	1,029,501
	2029	589,966	586,495
	2030	1,052,182	1,063,637
	2031 and Later	7,381,048	4,782,178

Variable rate	2026	45,488	45,235
	2027	350,000	—
	2029	1,313	1,312
	2031 and Later	71,932	71,924

Structured notes (1)	2026	52,732	102,743
	2027	98,602	94,777
	2028	150,090	176,009
	2029	184,486	178,956
	2030	380,072	443,825
	2031 and Later	2,412,493	2,156,638
Total Parent Co. unsecured borrowings (2)		14,885,661	12,719,797
Subsidiaries secured borrowings
Fixed rate	2026	93,558	166,414
	2027	646,710	630,114
	2028	750,692	746,556
	2029	260,596	191,068

Variable rate	2026	12,958	525,000
	2027	124,661	124,458
	2028	525,000	—
	2030 and Later	39,585	—

Total Subsidiaries secured borrowings		2,453,760	2,383,610
Subsidiaries unsecured borrowings
Fixed rate	2029	—	3,937
	2030	—	1,416
	2031 and Later	647,970	633,372

Variable rate	2026	—	100,000
	2027	53,591	53,759
Total Subsidiaries unsecured borrowings		701,561	792,484
Total long-term debt (3)		$18,040,982	$15,895,891
Fair value		$18,071,116	$16,122,970
Weighted-average interest rate (4)		5.20%	5.11%
Interest rate range (4)		0.00% - 7.40%	0.00% - 7.50%
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
(2)Carrying values of certain borrowings, totaling $2.67 billion and $2.68 billion for May 31, 2026 and November 30, 2025, respectively, include cumulative hedging adjustments of $151.3 million and $142.8 million at May 31, 2026 and November 30, 2025, respectively, associated with interest rate swaps based on designation as fair value hedges.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At May 31, 2026 and November 30, 2025, our borrowings under several credit facilities classified within Long-term debt amounted to $1.05 billion and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Certain of our long-term borrowings are callable by us prior to maturity reflected at their contractual maturity dates. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2026, we were in compliance with all covenants under theses credit agreements.
(4)Interest rates exclude structured notes.

May 2026 Form 10-Q	37

Notes to Consolidated Financial Statements
(Unaudited)
For the six months ended May 31, 2026, long-term debt increased by $2.15 billion to $18.04 billion at May 31, 2026, primarily due to proceeds of $2.81 billion from the issuances of unsecured senior notes, $350.0 million from a drawdown of a revolver, $89.8 million from net issuances of structured notes, $30.1 million from increased subsidiaries’ borrowings, $26.4 million from valuation adjustments and $29.0 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $1.12 billion on our unsecured senior notes and the reclassification of $51.9 million of Tessellis’ borrowings to liabilities held for sale (refer to Note 4, Assets and Liabilities Held for Sale for further information).
On July 7, 2026, we priced €850.0 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2033. The offering is expected to close several business days after the pricing date, subject to customary closing conditions.
Note 16. Total Equity
Preferred Shares
At May 31, 2026 and November 30, 2025, 6.0 million of preferred shares, par value $1.00 per share, were authorized.
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis. Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation’s (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock exchanged. As of November 30, 2025, SMBC had exchanged approximately 27.6 million shares of voting common stock for 55,125 shares of Series B Preferred Stock.
On September 19, 2025, our Board of Directors established Series B-1 Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B-1 Preferred Stock”) and designated 17,500 shares as Series B-1 Preferred Stock with a liquidation preference of $500 per share. Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated Exchange Agreement”) with SMBC, which entitles SMBC to exchange shares of our voting common stock for shares of the Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company. As of May 31, 2026, there are currently no outstanding Series B-1 Preferred Stock.
Common Shares
Our Board of Directors has authorized two classes of common stock (i) voting and (ii) non-voting. The rights of the holders of each class of common stock are identical with the exception of voting rights.

May 31, 2026 (1)
Common Shares	Par Value	Authorized Shares	Outstanding Shares
Voting common shares	$1.00	552,264,500	194,145,489
Non-voting common shares	$1.00	47,735,500	9,247,081
Total		600,000,000	203,392,570

November 30, 2025
Common Shares	Par Value	Authorized Shares	Outstanding Shares
Voting common shares	$1.00	565,000,000	206,296,167
Non-voting common shares	$1.00	35,000,000	—
Total		600,000,000	206,296,167
(1) On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of 552,264,500 shares of voting common stock with a par value of $1.00 per share, and 47,735,500 shares of non-voting common stock with a par value of $1.00 per share.
On April 27, 2026, SMBC exchanged 9.2 million shares of Jefferies’ voting common stock for shares of non-voting common stock on a one-for-one basis. The rights of voting and non-voting common shares are identical, except with respect to voting rights.
At May 31, 2026, SMBC owns approximately 18.7% of our common stock and 17.2% on a fully-diluted basis.
On June 30, 2026, SMBC converted 55,125 preferred shares for 27.6 million non-voting common shares in accordance with the Exchange Agreement.
During the six months ended May 31, 2026, we repurchased a total 7.0 million of our common shares for $371.7 million, or an average price of $53.42 per share, including 5.0 million of our common shares for $264.9 million in the open market under our share repurchase program, and 2.0 million of our common shares for $106.8 million in connection with net-share tax withholding under our equity compensation plan. In June 2026, the Board of Directors has authorized the repurchase of common stock up to $250.0 million under our share repurchase program.

38	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Earnings Per Common Share
We compute basic and diluted earnings per share of voting and non-voting common stock using the two-class method. Under the two-class method, distributed and undistributed earnings are allocated to common shares and participating securities based on their respective rights to receive dividends or participate in undistributed earnings.
Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

$ in thousands, except per share amounts	Three Months Ended May 31, 2026		Six Months Ended May 31, 2026
	Voting	Non-Voting	Voting	Non-Voting
Basic net earnings per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$81,710	$3,699	$171,338	$3,699
Allocation of undistributed earnings	138,508	2,317	205,424	1,701
Net earnings attributable to common shareholders for basic earnings per share	$220,218	$6,016	$376,762	$5,400
Denominator
Weighted average common shares outstanding	200,567	3,518	205,109	1,778
Weighted average shares of restricted stock outstanding with future service required	(2,080)	—	(2,114)	—
Weighted average RSUs outstanding with no future service required	11,782	—	11,771	—
Number of shares used in per share computation	210,269	3,518	214,766	1,778
Basic net earnings per share (1)	$1.05	$1.71	$1.75	$3.04

Diluted net earnings per share:
Numerator
Allocation of total earnings for basic computation	$220,218	$6,016	$376,762	$5,400
Reallocation of total earnings as a result of participating securities	3	—	—	—
Reallocation of total earnings as a result of conversion of preferred shares to non-voting common shares	—	29,181	—	48,414
Net earnings attributable to common shareholders for diluted earnings per share	$220,221	$35,197	$376,762	$53,814
Denominator
Number of shares used in basic computation	210,269	3,518	214,766	1,778
Weighted average effect of dilutive securities:
Add: Participating securities	5	—	—	—
Add: Conversion of preferred shares to non-voting common shares	—	27,563	—	27,563
Add: Stock options and other share-based awards	4,082	—	4,781	—
Add: Senior executive compensation plan restricted stock unit awards	2,388	—	2,400	—
Number of shares used in per share computation	216,744	31,081	221,947	29,341
Diluted net earnings per share (1)	$1.02	$1.13	$1.70	$1.83
(1)As a result of the timing of SMBC’s exchange of 9.2 million shares of Jefferies’ voting common stock for shares of non-voting common stock, basic and diluted earnings per share differ between the voting and non-voting common shares. Because non-voting shares were outstanding for only a portion of the three- and six month periods, their weighted share count amplified the impact of distributed dividends, and accordingly, the non-voting common shares reflect higher earnings per share than the voting common shares, despite both classes having identical dividend rates.

May 2026 Form 10-Q	39

Notes to Consolidated Financial Statements
(Unaudited)

In thousands, except per share amounts	Three Months Ended May 31, 2025	Six Months Ended May 31, 2025
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations	$91,395	$228,244
Less: Net losses attributable to noncontrolling interests	(7,668)	(14,651)
Allocation of earnings to participating securities (1)	(11,046)	(26,940)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share	$88,017	$215,955
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share	$88,017	$215,955

Denominator for earnings per common share:
Weighted average common shares outstanding	206,254	206,150
Weighted average shares of restricted stock outstanding with future service required	(2,248)	(2,276)
Weighted average RSUs outstanding with no future service required	11,091	10,944
Weighted average basic common shares	215,097	214,818
Stock options and other share-based awards	4,262	4,984
Senior executive compensation plan RSU awards	2,538	2,581
Weighted average diluted common shares (2)	221,897	222,383

Earnings per common share:
Basic	$0.41	$1.01
Diluted	$0.40	$0.97
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million for both the three and six months ended May 31, 2025. Dividends paid on participating securities were $11.0 million and $22.1 million for the three and six months ended May 31, 2025, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at May 31, 2025 were 13.4% of the weighted average common shares outstanding for three and six months ended May 31, 2025.

40	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Six Months Ended May 31, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40
March 25, 2026	May 18, 2026	May 29, 2026	$0.40

Six Months Ended May 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
On June 24, 2026, the Board of Directors declared a dividend of $0.40 per common share to be paid on August 28, 2026 to common shareholders of record at August 18, 2026.
During the both three and six months ended May 31, 2026 and 2025, we paid cash dividends related to the Series B Preferred stock of $11.0 million and $22.1 million, respectively.
The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	May 31, 2026	November 30, 2025
Net unrealized losses on available-for-sale securities	$(304)	$(1,796)
Net currency translation adjustments and other	(141,600)	(145,280)
Net unrealized losses related to instrument-specific credit risk	(177,521)	(200,688)
Net cash flow hedges	(254)	—
Net minimum pension liability	(36,364)	(36,670)
Total accumulated other comprehensive loss, net of tax	$(356,043)	$(384,434)
Amounts reclassified out of accumulated other comprehensive income (loss) to net earnings:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Net unrealized gains on instrument-specific credit risk at fair value (1)	$2,483	$5,121	$5,790	$7,658
Amortization of defined benefit pension plan actuarial losses (2)	(156)	(67)	(311)	(826)
Total reclassifications for the period, net of tax	$2,327	$5,054	$5,479	$6,832
(1)The amounts include income tax expense of $0.8 million and $1.8 million for the three and six months ended May 31, 2026, respectively, compared with income tax expense of $1.8 million and $2.6 million for the three and six months ended May 31, 2025, respectively, which were reclassified to Principal transactions revenues.
(2)The amount includes income tax benefit of $0.1 million for the six months ended May 31, 2026, compared with an income tax benefit of $0.3 million for six months ended May 31, 2025, which were reclassified to Compensation and benefits expenses.
Note 17. Income Taxes
At May 31, 2026 and November 30, 2025, our total gross unrecognized tax benefits were $237.3 million and $241.6 million, respectively.
At May 31, 2026 and November 30, 2025, we had interest accrued of $191.5 million and $177.9 million, respectively, included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $187.0 million and $190.9 million (net of Federal benefit) at May 31, 2026 and November 30, 2025, respectively.
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
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2022
New York State	2003
New York City	2006
United Kingdom	2023
Germany	2020
Hong Kong	2020

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Income tax expense	$65.6	$43.5	$118.4	$57.7
Effective tax rate	20.8%	32.3%	22.4%	20.2%
Note 18. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	2032 and Later	Maximum Payout
Equity commitments (1)	$13.9	$128.7	$80.1	$0.6	$101.9	$325.2
Loan commitments (1)	0.6	254.6	104.6	32.9	10.7	403.4
Loan purchase commitments (2)	3,836.4	—	—	—	—	3,836.4
Forward starting reverse repos (3)	2,888.2	—	—	—	—	2,888.2
Forward starting repos (3)	1,683.4	—	—	—	—	1,683.4
Other unfunded commitments (1)	316.3	1,248.0	2,066.4	—	—	3,630.7
Total commitments	$8,738.8	$1,631.3	$2,251.1	$33.5	$112.6	$12,767.3
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at May 31, 2026, Jefferies had also entered into back-to-back committed sale contracts aggregating to $3.43 billion.
(3)At May 31, 2026, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

May 2026 Form 10-Q	41

Notes to Consolidated Financial Statements
(Unaudited)
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At May 31, 2026, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $9.7 million.
Additionally, at May 31, 2026, we had other outstanding equity commitments to invest up to $183.5 million with strategic affiliates and $116.6 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2026, we had outstanding loan commitments of $150.2 million to a client and $3.2 million to strategic affiliates.
Loan commitments outstanding at May 31, 2026 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
Notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2026:

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$6,506.0	$16,334.2	$18,427.2	$1,459.0	$42,726.4
Total derivative contracts	$6,506.0	$16,334.2	$18,427.2	$1,459.0	$42,726.4
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2026, the fair value of derivative contracts meeting the definition of a guarantee, gross of any counterparty and cash collateral netting, is a liability of approximately $558.2 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At May 31, 2026, the aggregate amount of infrastructure improvement bonds outstanding was $72.3 million.
Standby Letters of Credit. At May 31, 2026, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $345.5 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

42	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
Note 19. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or Regulation 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization (“DSRO”) for Jefferies LLC as an FCM. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from an FCM to an Introducing Broker.
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
At May 31, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$1,968,926	$1,748,341
JFSI - SEC	245,822	198,013
JFSI - CFTC	245,822	210,333
JIL (1)	2,079,901	1,032,004
Jefferies GmbH (1)	397,293	278,262
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At May 31, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2026, Jefferies LLC had $219.1 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”), Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2026, Jefferies LLC had $264.9 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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

May 2026 Form 10-Q	43

Notes to Consolidated Financial Statements
(Unaudited)
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
Summary of our results by reportable business segment:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Investment Banking and Capital Markets:
Revenues
Non-interest revenues	$2,020.4	$1,413.8	$3,821.8	$2,817.5
Interest income	536.7	842.6	1,306.9	1,645.2
Total revenues (1)	2,557.1	2,256.4	5,128.7	4,462.7
Interest expense	551.0	786.0	1,326.6	1,593.5
Net revenues (1)	2,006.1	1,470.4	3,802.1	2,869.2
Non-interest expenses
Compensation and benefits	1,108.2	786.1	2,129.4	1,555.2
Brokerage and clearing fees	132.7	119.6	254.6	219.8
Technology and communications	146.2	132.6	288.7	260.2
Business development	85.2	70.9	155.4	129.6
Other segment items (3) (4)	218.2	172.9	407.4	349.4
Total non-interest expenses	1,690.5	1,282.1	3,235.5	2,514.2
Earnings before income taxes	$315.6	$188.3	$566.6	$355.0

Asset Management:
Revenues
Non-interest revenues	$211.1	$193.1	$467.0	$414.8
Interest income	26.2	35.4	69.1	78.0
Total revenues (2)	237.3	228.5	536.1	492.8
Interest expense	49.6	73.9	128.1	146.4
Net revenues (2)	187.7	154.6	408.0	346.4
Non-interest expenses
Compensation and benefits	80.1	68.7	144.7	140.7
Brokerage and clearing fees	14.7	10.2	26.0	19.4
Technology and communications	16.7	13.6	34.0	25.5
Business development	3.9	9.1	9.1	22.7
Cost of sales	31.3	43.0	61.2	84.6
Other segment items (3) (5)	53.8	72.8	185.3	134.4
Total non-interest expenses	200.5	217.4	460.3	427.3
Losses before income taxes (6) (7)	$(12.8)	$(62.8)	$(52.3)	$(80.9)

Total of Reportable Business Segments:
Revenues
Non-interest revenues	$2,231.5	$1,606.9	$4,288.8	$3,232.3
Interest income	562.9	878.0	1,376.0	1,723.2
Total revenues	2,794.4	2,484.9	5,664.8	4,955.5
Interest expense	600.6	859.9	1,454.7	1,739.9
Net revenues	2,193.8	1,625.0	4,210.1	3,215.6
Non-interest expenses
Compensation and benefits	1,188.3	854.8	2,274.1	1,695.9
Brokerage and clearing fees	147.4	129.8	280.6	239.2
Technology and communications	162.9	146.2	322.7	285.7
Business development	89.1	80.0	164.5	152.3
Cost of sales	31.3	43.0	61.2	84.6
Other segment items (3)	272.0	245.7	592.7	483.8
Total non-interest expenses	1,891.0	1,499.5	3,695.8	2,941.5
Earnings before income taxes	$302.8	$125.5	$514.3	$274.1
(1)Includes total net earnings related to equity method investees of $17.9 million, $5.9 million, $38.2 million and $10.6 million, respectively.
(2)Includes total net earnings (losses) related to equity method investees of $3.8 million $2.2 million, $8.0 million and $4.6 million, respectively.

44	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
(3)Primarily consists of underwriting costs, occupancy and equipment rental, professional services, and depreciation and amortization.
(4)Includes depreciation and amortization of $34.2 million, $29.6 million, $67.7 million and $39.5 million, respectively.
(5)Includes depreciation and amortization of $13.1 million, $22.6 million, $36.5 million and $43.7 million, respectively.
(6)Consists of (losses) earnings before income taxes of $(35.7) million, $4.7 million, $44.3 million and $18.1 million, respectively, related to asset management fees and investment return and earnings (losses) before taxes of $22.9 million, $(67.5) million, $(96.7) million and $(99.1) million, respectively, related to Other investments.
(7)Includes losses before income taxes related to non-controlling interests of $5.4 million, $7.7 million, $21.3 million and $14.7 million, respectively.
Reconciliation of Reportable Segment Information:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Total revenues for reportable segments	$2,193.8	$1,625.0	$4,210.1	$3,215.6
Other revenues not allocated to segments	12.7	9.4	13.5	11.9
Total consolidated net revenues	$2,206.5	$1,634.4	$4,223.6	$3,227.5

Total earnings for reportable segments	$302.8	$125.5	$514.3	$274.1
Earnings not allocated to segments	12.7	9.4	13.5	11.9
Total consolidated earnings	$315.5	$134.9	$527.8	$286.0
Assets by reportable business segment:

$ in millions	May 31, 2026	November 30, 2025
Investment Banking and Capital Markets	$74,202.9	$70,335.5
Asset Management	5,337.0	5,676.8
Total assets	$79,539.9	$76,012.3
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

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2026	2025	2026	2025
Americas (1)	$1,529.7	$990.3	$2,935.5	$2,097.3
Europe and the Middle East (2)	477.3	488.2	913.6	859.1
Asia-Pacific	199.5	155.9	374.5	271.1
Net revenues	$2,206.5	$1,634.4	$4,223.6	$3,227.5
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 21. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At May 31, 2026 and November 30, 2025, we had $16.5 million and $19.2 million, respectively, of loans, net of allowance, outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately $8.7 million and $10.4 million at May 31, 2026 and November 30, 2025, respectively.
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

$ in thousands	May 31, 2026	November 30, 2025
Assets
Cash and cash equivalents	$352,961	$444,506
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	26,337	27,975
Financial instruments owned, at fair value	7,426	395
Securities borrowed	5,403	3,872
Securities purchased under agreements to resell	210,919	357,261
Receivables:
Brokers, dealers and clearing organizations	56,168	7,752
Customers	—	206
Fees, interest and other	6,263	5,438
Other assets	11,953	6,203
Total assets	$677,430	$853,608

Liabilities
Financial instruments sold, not yet purchased, at fair value	$7,704	$6,763
Securities loaned	187,287	620
Securities sold under agreements to repurchase	574,516	638,581
Payables:
Brokers, dealers and clearing organizations	688	470
Accrued expenses and other liabilities	26,090	9,537
Long-term debt (1)	350,000	—
Total liabilities	$1,146,285	$655,971
(1)We have credit facilities with SMBC totaling $1.15 billion with interest rates based on various benchmark rates and associated spreads.

May 2026 Form 10-Q	45

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2026	2025	2026	2025
Revenues
Investment banking	$4,933	$3,814	$8,262	$7,663
Principal transactions (1)	47,985	3,197	48,312	(995)
Commissions and other fees	877	752	1,400	1,401
Interest	4,883	7,117	9,408	14,734
Total revenues	58,678	14,880	67,382	22,803
Interest expense	9,292	10,844	16,240	21,716
Net revenues	$49,386	$4,036	$51,142	$1,087
Non-interest expenses
Compensation and benefits	6	—	$1,250	$—
Technology and communications	2,020	—	3,044	—
Business development	$18,540	$7,117	28,114	11,805
Other expenses	706	1	1,796	5
Total non-interest expenses	$21,272	$7,118	$34,204	$11,810
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method investees. Refer to Note 10, Investments for further information.

46	Jefferies Financial Group Inc.

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
Consolidated Results of Operations
Overview

	Three Months Ended May 31,
$ in thousands	2026	2025	% Change
Net revenues	$2,206,451	$1,634,447	35.0%
Non-interest expenses	1,890,902	1,499,546	26.1%
Earnings before income taxes	315,549	134,901	133.9%
Income tax expense	65,571	43,506	50.7%
Net earnings	249,978	91,395	173.5%
Net losses attributable to noncontrolling interests	(5,440)	(7,668)	(29.1)%
Preferred stock dividends	29,184	11,046	164.2%
Net earnings attributable to common shareholders	226,234	88,017	157.0%
Effective tax rate	20.8%	32.3%

	Six Months Ended May 31,
$ in thousands	2026	2025	% Change
Net revenues	$4,223,581	$3,227,466	30.9%
Non-interest expenses	3,695,816	2,941,500	25.6%
Earnings before income taxes	527,765	285,966	84.6%
Income tax expense	118,441	57,722	105.2%
Net earnings	409,324	228,244	79.3%
Net losses attributable to noncontrolling interests	(21,298)	(14,651)	45.4%
Preferred stock dividends	48,461	26,940	79.9%
Net earnings attributable to common shareholders	382,161	215,955	77.0%
Effective tax rate	22.4%	20.2%
Executive Summary
Three Months Ended May 31, 2026 Versus May 31, 2025
Net earnings attributable to common shareholders were $226.2 million and $88.0 million for the three months ended May 31, 2026 and 2025, respectively.
Our effective tax rate was 20.8%, and 32.3% for the three months ended May 31, 2026 and 2025, respectively.
Six Months Ended May 31, 2026 Versus May 31, 2025
Net earnings attributable to common shareholders were $382.2 million and $216.0 million for the six months ended May 31, 2026 and 2025, respectively.
Our effective tax rate was 22.4%, and 20.2% for the six months ended May 31, 2026 and 2025, respectively.
The remainder of our “Consolidated Results of Operations” is presented on a detailed product and expense basis. Our “Revenues by Source” is reported along the following business lines: Investment Banking, Equities, Fixed Income and Asset Management.
At May 31, 2026, we had 7,371 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, compared to 7,787 at November 30, 2025. Included within our global headcount are 1,334 employees at May 31, 2026 and 1,797 employees at November 30, 2025 of our Stratos, Tessellis, HomeFed and M Science subsidiaries.

May 2026 Form 10-Q	47

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

	Three Months Ended May 31,
	2026		2025
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$674,118	30.6%	$457,860	28.0%	47.2%
Equity underwriting	370,691	16.8	122,366	7.5	202.9
Debt underwriting	160,186	7.3	205,363	12.6	(22.0)
Other investment banking	1,825	—	(19,282)	(1.2)	N/M
Total Investment Banking	1,206,820	54.7	766,307	46.9	57.5
Equities	600,751	27.2	526,244	32.2	14.2
Fixed income	198,541	9.0	177,911	10.9	11.6
Total Capital Markets	799,292	36.2	704,155	43.1	13.5
Total Investment Banking and Capital Markets (1)	2,006,112	90.9	1,470,462	90.0	36.4
Asset management fees and revenues	15,169	0.7	20,766	1.3	(27.0)
Investment return	31,037	1.4	50,404	3.1	(38.4)
Allocated net interest (2)	(22,935)	(1.0)	(19,144)	(1.2)	19.8
Other investments, inclusive of net interest	164,447	7.5	102,595	6.3	60.3
Total Asset Management	187,718	8.6	154,621	9.5	21.4
Other	12,621	0.5	9,364	0.5	34.8
Net revenues	$2,206,451	100.0%	$1,634,447	100.0%	35.0%

	Six Months Ended May 31,
	2026		2025
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$1,201,246	28.4%	$855,640	26.5%	40.4%
Equity underwriting	676,660	16.0	250,886	7.8	169.7
Debt underwriting	342,044	8.1	404,725	12.5	(15.5)
Other investment banking	4,163	0.2	(44,252)	(1.4)	N/M
Total Investment Banking	2,224,113	52.7	1,466,999	45.4	51.6
Equities	1,159,239	27.4	935,302	29.0	23.9
Fixed income	418,809	9.9	467,137	14.5	(10.3)
Total Capital Markets	1,578,048	37.3	1,402,439	43.5	12.5
Total Investment Banking and Capital Markets (1)	3,802,161	90.0	2,869,438	88.9	32.5
Asset management fees and revenues	85,079	2.0	109,396	3.4	(22.2)
Investment return	120,029	2.8	44,770	1.4	168.1
Allocated net interest (2)	(45,173)	(1.1)	(36,365)	(1.1)	24.2
Other investments, inclusive of net interest	248,045	5.9	228,535	7.1	8.5
Total Asset Management	407,980	9.6	346,336	10.8	17.8
Other	13,440	0.4	11,692	0.3	15.0
Net revenues	$4,223,581	100.0%	$3,227,466	100.0%	30.9%
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
•underwriting services, which include debt underwriting, syndication and placement services related to investment grade debt, high yield bonds, leveraged loans, emerging market debt, global structured notes, municipal debt and mortgage-backed and asset-backed securities; and equity underwriting and placement services related to equity offerings, preferred stock and equity-linked securities;
•our 50% share of net earnings from our Jefferies Finance joint venture;
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia, which includes commercial mortgage origination and servicing as well as investment sales;
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily associated with investment banking transactions.

48	Jefferies Financial Group Inc.

	Deals Completed
	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Advisory transactions	118	84	217	176
Public and private equity and convertible offerings	74	45	130	80
Public and private debt financings	254	268	511	481

	Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,
$ in billions	2026	2025	2026	2025
Advisory transactions	$180.8	$87.2	$268.3	$199.0
Public and private equity and convertible offerings	118.8	21.6	155.9	44.0
Public and private debt financings	62.1	100.3	206.0	247.5
Three Months Ended May 31, 2026 Versus May 31, 2025
Investment banking net revenues were $1.21 billion, up 57.5% compared to $766.3 million for the prior year quarter.
Advisory had its best quarter ever, with net revenues of $674.1 million, up 47.2% compared to $457.9 million for the prior year quarter, driven by market share gains and increased industry volumes.
Total underwriting net revenues were $530.9 million, up 62.0% from $327.7 million for the prior year quarter, primarily driven by market share gains and increased activity in Equity underwriting across most sectors. Debt underwriting remained solid, but decreased compared to the prior year quarter primarily due to lower deal values and lower origination of asset-backed securities.
Other investment banking net revenues were $1.8 million, compared to net revenues of $(19.3) million for the prior year quarter, with higher mark-to-market net gains on certain investment positions for the current quarter. Performance from our Jefferies Finance joint venture improved, while performance from our Berkadia joint venture declined from the prior year quarter.
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
Six Months Ended May 31, 2026 Versus May 31, 2025
Investment banking net revenues were $2.22 billion, up 51.6% compared to $1.47 billion for the prior year period.
Advisory net revenues were a record $1.20 billion and increased 40.4% compared to $855.6 million for the prior year period, driven by market share gains and increased overall market opportunity.
Total underwriting net revenues were $1.02 billion, up 55.4% compared to $655.6 million for the prior year period, primarily driven by market share gains and increased activity in Equity underwriting across a range of sectors and in a stronger issuance market. Debt underwriting remained solid but decreased compared to the prior year quarter primarily due to lower deal values.
Other investment banking net revenues were $4.2 million, compared to net revenues of $(44.3) million for the prior year period and include mark-to-market net gains on certain investment positions for the current quarter. Performance from our Jefferies Finance joint venture improved, while performance from our Berkadia joint venture declined from the prior year period.
Equities Net Revenues
Equities is composed of net revenues from:
•services provided to our clients for which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital introductions and outsourced trading;
•corporate equity derivative transactions; and
•wealth management services.
Three Months Ended May 31, 2026 Versus May 31, 2025
Equities net revenues were $600.8 million, up 14.2% from $526.2 million for the prior year quarter, marking our strongest quarter on record, due to market share gains and higher global trading volumes driving stronger results across most of our businesses, particularly within cash and electronic trading. Additionally, prime services continues to expand.
Six Months Ended May 31, 2026 Versus May 31, 2025
Equities net revenues were a record $1.16 billion, up 23.9% compared to $935.3 million for the prior year period, marking our strongest six months on record, due to market share gains and higher trading volumes driving stronger results across most of our businesses, particularly within cash and global electronic trading. Additionally, prime services continues to expand. Our equity options, convertibles, and corporate derivatives businesses also produced strong results.
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
Three Months Ended May 31, 2026 Versus May 31, 2025
Fixed income net revenues were $198.5 million, up 11.6% compared to $177.9 million for the prior year quarter. While both current and prior year quarters were impacted by major U.S. policy and geopolitical events, the markets were modestly more supportive in the current quarter, which supported improved results in our distressed, municipal securities and emerging markets businesses.

May 2026 Form 10-Q	49

Six Months Ended May 31, 2026 Versus May 31, 2025
Fixed income net revenues were $418.8 million, down 10.3% compared to $467.1 million for the prior year period, as credit markets remained challenging in the current year for the products and services where we are most active, impacting the overall trading environment and several of our businesses. Strong performance in our municipal securities, distressed and emerging markets businesses was more than offset by lower results from our securitized products business, which includes a gross mark-to-market loss of $58.7 million associated with Market Financial Solutions during the current period.
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

	Three Months Ended May 31,
$ in thousands	2026	2025	% Change
Asset management fees and other	$3,593	$7,495	(52.1)%
Revenue from strategic affiliates (1)	11,576	13,271	(12.8)%
Total asset management fees and revenues	15,169	20,766	(27.0)%
Investment return	31,037	50,404	(38.4)%
Allocated net interest	(22,935)	(19,144)	19.8%
Other investments	164,447	102,595	60.3%
Total Asset Management	$187,718	$154,621	21.4%

	Six Months Ended May 31,
$ in thousands	2026	2025	% Change
Asset management fees and other	$10,492	$53,302	(80.3)%
Revenue from strategic affiliates (1)	74,587	56,094	33.0%
Total asset management fees and revenues	85,079	109,396	(22.2)%
Investment return	120,029	44,770	168.1%
Allocated net interest	(45,173)	(36,365)	24.2%
Other investments	248,045	228,535	8.5%
Total Asset Management	$407,980	$346,336	17.8%
(1)    Amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended May 31, 2026 Versus May 31, 2025
Asset management fees and revenues were $15.2 million, down 27.0% compared to $20.8 million for the prior year quarter, reflecting lower management fees on funds and accounts managed by us, primarily Point Bonita, as well as funds and accounts managed by our strategic affiliates.
Investment return was $31.0 million, down 38.4% compared to $50.4 million for the prior year quarter, as strong performance from strategies with a long equity bias was offset by lower performance across other fund strategies and the impact of reduced capital allocated to certain funds based on our strategy to reduce capital committed and reposition the business in recognition of our upcoming acquisition of Hildene Holdings.
Other investments net revenues were $164.4 million, up 60.3% compared to $102.6 million in the prior year quarter, primarily due to improved results from HomeFed and mark-to-market gains on certain investments.
Six Months Ended May 31, 2026 Versus May 31, 2025
Asset management fees and revenues were $85.1 million, down 22.2% compared to $109.4 million for the prior year period, as higher performance fees from funds and accounts managed by our strategic affiliates were offset by lower performance fees largely in respect of Point Bonita.
Investment return was $120.0 million, up 168.1% compared to $44.8 million for the prior year period, due to improved performance across several fund strategies, particularly those with a long-equity bias.
Other investments net revenues were $248.0 million, up 8.5% compared to $228.5 million for the prior year period, primarily due to improved results from HomeFed and mark-to-market gains on certain investments.

50	Jefferies Financial Group Inc.

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
•unfunded capital commitments to a fund; and
•the fair value of any invested capital in our consolidated funds or separately managed accounts.
Net asset value generally refers to the fair value the assets less the liabilities of a fund or account.
Assets under management:

$ in millions	May 31, 2026	November 30, 2025
Net asset value seeded by us:
Jefferies funds or separately managed accounts	$360	$358
Our affiliates funds or separately managed accounts	1,612	1,741
Total net asset value of Jefferies’ invested capital (1)	1,972	2,099
Fair value of investment purchased with leverage	587	699
Total AUM attributed to Jefferies as investor	$2,559	$2,798
Net asset value of third-party investors:
Jefferies funds or separately managed accounts (2)	1,261	2,462
Our affiliates funds or separately managed accounts (3)	28,487	25,387
Total AUM attributed to third-party investors	$29,748	$27,849
Unfunded capital commitments	183	195
Aggregated AUM	$32,490	$30,842
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
In addition to our investments directly in Jefferies’ and our strategic affiliates funds and separately managed accounts, we have capital invested in other equity method investees as part of our asset management business of $180.0 million and $174.0 million at May 31, 2026 and November 30, 2025, respectively.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans or certain other corporate income items that are not attributed to business segments as management does not consider such amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses

	Three Months Ended May 31,
$ in thousands	2026	2025	% Change
Compensation and benefits	$1,188,245	$854,839	39.0%
Brokerage and clearing fees	147,446	129,745	13.6
Underwriting costs	26,858	14,525	84.9
Technology and communications	162,860	146,198	11.4
Occupancy and equipment rental	34,499	30,711	12.3
Business development	89,108	80,070	11.3
Professional services	98,707	77,768	26.9
Depreciation and amortization	47,328	52,253	(9.4)
Cost of sales	31,253	42,961	(27.3)
Other	64,598	70,476	(8.3)
Total non-interest expenses	$1,890,902	$1,499,546	26.1%

	Six Months Ended May 31,
$ in thousands	2026	2025	% Change
Compensation and benefits	$2,274,135	$1,695,966	34.1%
Brokerage and clearing fees	280,578	239,181	17.3
Underwriting costs	58,241	32,371	79.9
Technology and communications	322,718	285,673	13.0
Occupancy and equipment rental	68,359	60,910	12.2
Business development	164,530	152,361	8.0
Professional services	175,651	150,234	16.9
Depreciation and amortization	104,193	83,241	25.2
Cost of sales	61,173	84,529	(27.6)
Other	186,238	157,034	18.6
Total non-interest expenses	$3,695,816	$2,941,500	25.6%
Total Non-interest Expenses
Three Months Ended May 31, 2026 Versus May 31, 2025
Non-interest expenses were $1.89 billion, an increase of 26.1%, compared to $1.50 billion for the prior year quarter, primarily due to an increase in compensation and benefits expenses attributable to higher net revenues and higher brokerage and clearing fees on increased equities trading volumes.
Six Months Ended May 31, 2026 Versus May 31, 2025
Non-interest expenses were $3.70 billion, an increase of 25.6%, compared to $2.94 billion for the prior year period, primarily due to an increase in compensation and benefits expenses attributable to higher net revenues and higher brokerage and clearing fees on increased equities trading volumes.
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.

May 2026 Form 10-Q	51

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
Compensation and benefits expense for the current quarter and current year was $1.19 billion and $2.27 billion, respectively, compared to $854.8 million and $1.70 billion for the prior year quarter and prior year period, respectively. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.9% and 53.8% for the current quarter and current year, respectively, compared to 52.3% and 52.5% for the prior year quarter and prior year period, respectively.
Compensation expense related to the amortization of share- and cash-based awards amounted to $147.8 million and $331.1 million for the current quarter and current year, respectively, compared to $149.7 million and $300.4 million for the prior year quarter and prior year period, respectively.
At May 31, 2026, we had 7,371 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, compared to 7,787 at November 30, 2025. Included within our global headcount are 1,334 employees at May 31, 2026 and 1,797 employees at November 30, 2025 of our Stratos, Tessellis, HomeFed, and M Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended May 31, 2026 Versus May 31, 2025
Non-compensation expenses as a percentage of Net revenues was 31.8% compared to 39.4% for the current quarter and prior year quarter, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $17.7 million primarily tied to strong equities revenue growth across regions.
•Technology and communication expenses were higher by $16.7 million related to the continued development of various trading and management systems as well as higher data related costs.
Six Months Ended May 31, 2026 Versus May 31, 2025
Non-compensation expenses as a percentage of Net revenues was 33.7% compared to 38.6% for the current year and prior year period, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $41.4 million primarily tied to strong equities revenue growth across regions.
•Technology and communication expenses were higher by $37.0 million related to the continued development of various trading and management systems as well as higher data related costs.
•Other expenses were higher by $29.2 million compared to the prior year period, primarily due to the write-down of goodwill associated with the expected sale of Tessellis.
Income Taxes
Three Months Ended May 31, 2026 Versus May 31, 2025
The provision for income taxes on continuing operations was $65.6 million and $43.5 million for the three months ended May 31, 2026 and 2025, respectively, representing an effective tax rate of 20.8%, and 32.3%, respectively. The lower rate was primarily a result of investment tax credits and lower state and local taxes.
Six Months Ended May 31, 2026 Versus May 31, 2025
The provision for income taxes on continuing operations was $118.4 million and $57.7 million for the six months ended May 31, 2026 and 2025, respectively, representing an effective tax rate of 22.4%, and 20.2%, respectively. The lower rate last year was primarily a result of the partial resolution of certain state and local tax matters in the prior year period.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statements including in this quarterly report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

52	Jefferies Financial Group Inc.

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

May 2026 Form 10-Q	53

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
Goodwill
At May 31, 2026, goodwill of $1.73 billion (excluding goodwill classified as held for sale) represents 2.2% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025 and Note 12, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
Carrying values of goodwill by reporting unit:

$ in millions	May 31, 2026	November 30, 2025
Investment banking	$702.5	$702.0
Equities and wealth management	256.0	255.9
Fixed income	578.3	578.0
Asset management	143.0	143.0
Other investments	45.7	158.7
Total	$1,725.5	$1,837.6
The results of our annual assessments indicated that all of our reporting units had a fair value in excess of their carrying amounts. Our valuation methodologies and the assessment of qualitative factors are sensitive to management’s forecasts of future probability. At May 31, 2026, our Stratos reporting unit with allocated goodwill of $5.5 million is highly sensitive to the forecast assumptions used in our market approach valuation. Reductions in trading volumes and/or a decline in performance from the expected levels assumed in our forecast could cause a decline in the estimated fair value of our Stratos reporting unit and a resulting impairment of a portion of our goodwill.
During the first quarter of 2026, a binding offer to sell our Tessellis reporting unit was accepted. We have evaluated the goodwill allocated to Tessellis and, based on the estimated sales proceeds, recorded an impairment to goodwill of $58.2 million in the first quarter of 2026, which is recognized within Other expenses. At May 31, 2026, the remaining goodwill allocated to our Tessellis reporting unit is $56.1 million.
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. Over the most recent years, we completed several critical steps to substantially liquidate our legacy Other investments portfolio of businesses. During 2026, we announced the sale of our interest in Tessellis S.p.A., which we anticipate to close during the first quarter of 2027.
During the six months ended May 31, 2026, we repurchased a total 7.0 million of our common shares for $371.7 million, or an average price of $53.42 per share, comprised of 5.0 million of our common shares for $264.9 million in the open market under our share repurchase program, and 2.0 million of our common shares for $106.8 million in connection with net-share tax withholding under our equity compensation plan.
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

$ in millions	May 31, 2026	November 30, 2025	% Change
Total assets	$79,539.9	$76,012.3	4.6%
Cash and cash equivalents	14,314.8	14,043.9	1.9
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,135.9	917.7	23.8
Financial instruments owned	28,038.1	27,722.7	1.1
Financial instruments sold, not yet purchased	14,547.0	13,320.2	9.2
Total Level 3 assets	839.3	737.8	13.8
Securities borrowed	$9,729.9	$8,295.2	17.3%
Securities purchased under agreements to resell	9,407.2	8,449.1	11.3
Total securities borrowed and securities purchased under agreements to resell	$19,137.1	$16,744.3	14.3%
Securities loaned	$3,104.6	$2,540.8	22.2%
Securities sold under agreements to repurchase	11,318.0	12,156.7	(6.9)
Total securities loaned and securities sold under agreements to repurchase	$14,422.6	$14,697.5	(1.9)%
Total assets at May 31, 2026 and November 30, 2025 were $79.54 billion and $76.01 billion, respectively, an increase of 4.6%. During the three and six months ended May 31, 2026, average total assets were higher by 9.2% and 8.7%, respectively, than total assets at May 31, 2026.
Our total Financial instruments owned inventory was $28.04 billion and $27.72 billion at May 31, 2026 and November 30, 2025, respectively. During the six months ended May 31, 2026, our total Financial instruments owned increased primarily due to increased U.S. government and agency securities and corporate equity securities, partially offset by a decrease in loans, derivative contracts and investments at fair value. Financial instruments sold, not yet purchased inventory was $14.55 billion at May 31, 2026, an increase of 9.2% from $13.32 billion at November 30, 2025, with the increase primarily driven by increases in corporate equity securities, corporate debt securities and derivative contracts, partially offset by a decrease in U.S. government and agency securities. Our overall net inventory position was $13.49 billion and $14.40 billion at May 31, 2026 and November 30, 2025, respectively, with the decrease primarily due to decreases in corporate equity securities, derivative contracts, corporate debt securities, loans and investments at fair value, partially offset by increases in U.S. government and agency securities.
Level 3 assets:

$ in millions	May 31, 2026	Percent	November 30, 2025	Percent
Investment Banking	$120.3	14.3%	$111.7	15.1%
Equities and Fixed Income	407.3	48.5	343.6	46.7
Asset Management (1)	248.3	29.6	230.5	31.2
Other	63.4	7.6	52.0	7.0
Total	$839.3	100.0%	$737.8	100.0%
(1)At May 31, 2026 and November 30, 2025, $214.9 million and $195.8 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

May 2026 Form 10-Q	55

Our average month end balance of total reverse repos and stock borrows during the three and six months ended May 31, 2026 was 24.1% and 13.9% higher, respectively, than the balance at May 31, 2026. Our average month end balance of total repos and stock loans during the three and six months ended May 31, 2026 was 32.7% and 34.6% higher, respectively, than the balance at May 31, 2026.
Select information related to repurchase agreements:

$ in millions	Six Months Ended May 31, 2026	Year Ended November 30, 2025
Securities Purchased Under Agreements to Resell:
Period end	$9,407	$8,449
Month end average	10,981	10,526
Maximum month end	13,280	14,927
Securities Sold Under Agreements to Repurchase:
Period end	$11,318	$12,157
Month end average	15,571	16,497
Maximum month end	18,914	19,785
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
Leverage Ratios:

$ in millions	May 31, 2026	November 30, 2025
Total assets	$79,540	$76,012
Total equity	$10,607	$10,642
Total shareholders’ equity	$10,567	$10,575
Deduct: Goodwill and intangible assets, net	(1,974)	(2,040)
Tangible shareholders’ equity	$8,593	$8,535
Leverage ratio (1)	7.5	7.1
Tangible gross leverage ratio (2)	9.0	8.7
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $25.31 billion at May 31, 2026 exceeded our cash capital requirements.
MLO. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity stress, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity stress, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate an MLO that could be experienced in a liquidity stress. MLO is based on a scenario that includes both a market-wide stress and firm-specific stress, characterized by some or all of the following elements:
•Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.

56	Jefferies Financial Group Inc.

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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2026, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in millions	May 31, 2026	Average Balance Quarter Ended May 31, 2026 (1)	November 30, 2025
Cash and cash equivalents:
Cash in banks	$4,741	$4,934	$3,904
Money market investments (2)	9,574	6,465	10,140
Total cash and cash equivalents	14,315	11,399	14,044
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,743	2,134	1,824
Other (4)	1,180	1,276	1,836
Total other sources	2,923	3,410	3,660
Total cash and cash equivalents and other liquidity sources	$17,238	$14,809	$17,704
Total cash and cash equivalents and other liquidity sources as % of Total assets	21.7%		23.3%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	22.2%		23.9%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2026 and November 30, 2025, $9.56 billion and $10.12 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at May 31, 2026 and November 30, 2025 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2026 was $6.46 billion.

May 2026 Form 10-Q	57

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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2026, we had the ability to readily obtain repurchase financing for 76.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	May 31, 2026		November 30, 2025
$ in millions	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)
Corporate equity securities	$7,450	$1,456	$7,434	$2,715
Corporate debt securities	4,805	422	4,789	281
U.S. government, agency and municipal securities	3,868	200	3,013	56
Other sovereign obligations	1,558	1,532	1,461	1,731
Agency mortgage-backed securities (2)	3,589	—	3,060	—
Loans and other receivables	230	—	160	—
Total	$21,500	$3,610	$19,917	$4,783
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. A portion of our cash and noncash repurchase financing activities is used as collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at May 31, 2026.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2026, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average short-term borrowings outstanding were $1.75 billion and $1.78 billion for the three and six months ended May 31, 2026, respectively.
At May 31, 2026 and November 30, 2025, our borrowings under bank loans in Short-term borrowings were $454.5 million and $533.8 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2026, we were in compliance with all covenants under these credit facilities.

58	Jefferies Financial Group Inc.

In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provide an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings. At May 31, 2026, the outstanding notes totaled $2.28 billion, bear interest primarily at a spread over the Secured Overnight Funding Rate (“SOFR”) and mature from June 2026 to October 2028.
Total Long-Term Capital
At May 31, 2026 and November 30, 2025, we had total long-term capital of $25.31 billion and $23.14 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.390:1 and 1.17:1, respectively.

$ in thousands	May 31, 2026	November 30, 2025
Unsecured Long-Term Debt (1)	$14,702,686	$12,494,842
Total Mezzanine Equity	406	406
Total Equity	10,607,385	10,642,203
Total Long-Term Capital	$25,310,477	$23,137,451
(1)Amounts at May 31, 2026 and November 30, 2025 exclude our secured long-term debt, $741.3 million and $869.5 million, respectively, of our Callable Notes as the notes matured on January 15, 2027 and April 16, 2026, respectively, and $45.5 million and $45.2 million, respectively, of our Floating Senior Notes as the notes matured on June 19, 2026. The amounts at May 31, 2026 and November 30, 2025 also exclude $97.8 million and $102.7 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the six months ended May 31, 2026, long-term debt increased by $2.15 billion to $18.04 billion at May 31, 2026, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due to proceeds of $2.81 billion from the issuances of unsecured senior notes, $350.0 million from a drawdown of a revolver, $89.8 million from net issuances of structured notes, $30.1 million from increased subsidiaries’ borrowings, $26.4 million from valuation adjustments and $29.0 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $1.12 billion on our unsecured senior notes and the reclassification of $51.9 million of Tessellis’ borrowings to liabilities held for sale (refer to Note 4, Assets and Liabilities Held for Sale for further information).
At May 31, 2026, our unsecured long-term debt has a weighted average maturity of approximately 7.5 years.
At May 31, 2026 and November 30, 2025, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $1.05 billion and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2026, we were in compliance with all covenants under theses credit facilities.
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
On July 7, 2026, we priced €850.0 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2033. The offering is expected to close several business days after the pricing date, subject to customary closing conditions.
Equity Capital
Preferred Shares
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis. On April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation’s (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. As of November 30, 2025, SMBC had exchanged approximately 27.6 million shares of voting common stock for 55,125 shares of Series B Preferred Stock.
On September 19, 2025, our Board of Directors established Series B-1 Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B-1 Preferred Stock”) and designated 17,500 shares as Series B-1 Preferred Stock with a liquidation preference of $500 per share. Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated Exchange Agreement”) with SMBC, which entitles SMBC to exchange shares of our

May 2026 Form 10-Q	59

voting common stock for shares of the Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company. As of May 31, 2026, there are no outstanding Series B-1 Preferred Stock.
Common Shares
Our Board of Directors has authorized two classes of common stock (i) voting and (ii) non-voting. The rights of the holders of each class of common stock are identical with the exception of voting rights.
Voting Common Shares
On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which decreased authorized voting common shares to 552,264,500 from 565,000,000.
At May 31, 2026 and November 30, 2025, we had 194,145,489 and 206,296,167 voting common shares outstanding, respectively.
At May 31, 2026, we had 16,746,087 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay an exercise price of $22.69 per share.
During the six months ended May 31, 2026, we repurchased a total 7.0 million of our common shares for $371.7 million, or an average price of $53.42 per share, including 5.0 million of our common shares for $264.9 million in the open market under our share repurchase program, and 2.0 million of our common shares for $106.8 million in connection with net-share tax withholding under our equity compensation plan. In June 2026, the Board of Directors has authorized the repurchase of common stock up to $250.0 million under a share repurchase program.
Non-Voting Common Shares
On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which increased authorized non-voting common shares to 47,735,500 from 35,000,000.
On April 27, 2026, SMBC exchanged 9,247,081 voting common shares for non-voting common shares on a 1:1 basis.
At May 31, 2026, we had 9,247,081 non-voting common shares outstanding.
At May 31, 2026, SMBC owns approximately 18.7% of our common stock and 17.2% on a fully-diluted basis.
On June 30, 2026, SMBC converted 55,125 preferred shares into 27,562,500 non-voting common shares in accordance with the Exchange Agreement.
Dividends
We paid the following dividends to our voting and non-voting common stockholders and to our Series B Preferred stockholders:

Six Months Ended May 31, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40
March 25, 2026	May 18, 2026	May 29, 2026	$0.40
On June 24, 2026, the Board of Directors declared a dividend of $0.40 per common share to be paid on August 28, 2026 to common shareholders of record at August 18, 2026.
During both three and six months ended May 31, 2026 and 2025, we paid cash dividends with respect to the Series B Preferred stock of $11.0 million and $22.1 million, respectively.
The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and FCM is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC Regulation 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization (“DSRO”) for Jefferies LLC as an FCM. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from an FCM to an Introducing Broker.
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

60	Jefferies Financial Group Inc.

At May 31, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$1,968,926	$1,748,341
JFSI - SEC	245,822	198,013
JFSI - CFTC	245,822	210,333
JIL (1)	2,079,901	1,032,004
Jefferies GmbH (1)	397,293	278,262
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At May 31, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2026, Jefferies LLC had $219.1 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”), Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2026, Jefferies LLC had $264.9 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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
Global markets continue to experience disruption and volatility following the geopolitical instability from the ongoing conflicts along Israel’s border with the Gaza Strip and elsewhere in the Middle East, including the recent military conflict among the U.S., Israel, and Iran. Our investments and assets in our growing business in the Persian Gulf, Saudi Arabia and Israel, as well as the related global macroeconomic climate, could be negatively affected by consequences from the geopolitical instability, including disruptions in the Strait of Hormuz and military conflict throughout the region. We continue to monitor these and other geopolitical conflicts and assess their potential impact on our business.
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
Separately, Apex Credit Partners LLC (“Apex”), a wholly owned subsidiary of Jefferies Finance, 50%-owned by us, manages on behalf of third-party institutional and other investors certain CLOs that invest in broadly syndicated loans with approximately $4.3 billion in assets under management. 12 CLOs managed by Apex own approximately $52 million in the aggregate of First Brands’ term loans (including PIK interest) and $10 million of First Brands’ debtor-in-possession term loans, which is approximately 1% of the CLO assets managed by Apex. Additionally, approximately, $1 million of First Brands’ term loans (including PIK interest) and $0.2 million of debt-in-possession term loans

May 2026 Form 10-Q	61

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

62	Jefferies Financial Group Inc.

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

	VaR at May 31, 2026	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$4.13	$5.44	$13.96	$0.96
Equity Prices	8.80	8.65	9.95	5.88
Currency Rates	1.90	2.61	3.08	1.90
Commodity Prices	0.85	0.64	1.21	0.21
Diversification Effect (1)	(4.65)	(7.03)	N/A	N/A
Firmwide VaR (2)	$11.03	$10.31	$11.93	$8.09

	VaR at February 28, 2026	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$3.18	$4.06	$8.05	$1.41
Equity Prices	8.24	8.45	11.85	5.13
Currency Rates	2.54	2.50	3.51	2.03
Commodity Prices	0.19	0.40	0.87	0.07
Diversification Effect (1)	(5.61)	(5.63)	N/A	N/A
Firmwide VaR (2)	$8.54	$9.78	$13.07	$7.74
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at May 31, 2026	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$3.90	$5.17	$13.99	$0.59
Equity Prices	4.20	3.99	5.15	3.00
Currency Rates	1.38	2.30	2.81	—
Diversification Effect (1)	(2.41)	(4.32)	N/A	N/A
Capital Markets VaR (2)	$7.07	$7.14	$9.52	$5.25

	VaR at February 28, 2026	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended February 28, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$2.79	$3.90	$7.87	$1.26
Equity Prices	4.55	5.05	8.94	3.03
Currency Rates	2.30	2.10	2.97	1.56
Diversification Effect (1)	(3.03)	(3.81)	N/A	N/A
Capital Markets VaR (2)	$6.61	$7.24	$9.74	$5.26
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

May 2026 Form 10-Q	63

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2026, there were no days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first and second quarters of 2026 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There were no days with firmwide trading losses out of a total of 63 trading days during the three months ended May 31, 2026. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

64	Jefferies Financial Group Inc.

Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2026:

$ in thousands	10% Sensitivity
Investment in funds and other (1)	$136,931
Private investments	58,672
Corporate debt securities in default	17,163
Trade claims	8,086
(1)Primarily includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $2.0 million at May 31, 2026, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
$ in thousands	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$141,328	$1,266,083	$1,313,842	$442,193	$1,426,224	$9,430,608	$14,020,278	$13,835,386
Weighted-Average Interest Rate	2.16%	5.81%	5.12%	5.17%	4.45%	5.59%
Variable Interest Rate Borrowings	$13,000	$364,000	$525,000	$1,317	$1,642	$410,266	$1,315,225	$1,379,570
Weighted-Average Interest Rate	6.29%	5.24%	6.09%	4.62%	4.53%	5.87%
Borrowings with Foreign Currency Exposure	$45,490	$636,791	$583,200	$583,200	$—	$1,175,848	$3,024,529	$2,856,160
Weighted-Average Interest Rate	4.23%	3.03%	3.37%	4.05%	—%	5.68%
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

May 2026 Form 10-Q	65

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
Current counterparty credit exposures at May 31, 2026 and November 30, 2025 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

66	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025
AAA Range	$—	$—	$1.1	$10.7	$—	$—	$1.1	$10.7	$9,573.7	$10,140.1	$9,574.8	$10,150.8
AA Range	92.6	91.1	295.5	218.8	47.8	270.5	435.9	580.4	67.7	156.8	503.6	737.2
A Range	28.5	24.5	1,502.5	1,081.5	112.0	173.6	1,643.0	1,279.6	4,325.9	3,514.5	5,968.9	4,794.1
BBB Range	266.3	263.7	332.3	166.7	7.7	20.2	606.3	450.6	346.6	232.5	952.9	683.1
BB or Lower	39.9	38.4	46.7	42.6	43.0	173.8	129.6	254.8	0.9	—	130.5	254.8
Unrated	238.7	279.5	—	—	4.0	9.9	242.7	289.4	—	—	242.7	289.4
Total	$666.0	$697.2	$2,178.1	$1,520.3	$214.5	$648.0	$3,058.6	$2,865.5	$14,314.8	$14,043.9	$17,373.4	$16,909.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025
Asia-Pacific/Latin America/Other	$17.3	$15.8	$411.2	$234.6	$7.8	$0.4	$436.3	$250.8	$532.2	$766.3	$968.5	$1,017.1
Europe and the Middle East	1.2	1.7	578.2	426.5	48.7	88.4	628.1	516.6	65.0	71.3	693.1	587.9
North America	647.5	679.7	1,188.7	859.2	158.0	559.2	1,994.2	2,098.1	13,717.6	13,206.3	15,711.8	15,304.4
Total	$666.0	$697.2	$2,178.1	$1,520.3	$214.5	$648.0	$3,058.6	$2,865.5	$14,314.8	$14,043.9	$17,373.4	$16,909.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025	May 31, 2026	November 30, 2025
Asset Managers, Funds and Investment Advisors (1)	$446.0	$438.6	$60.1	$83.6	$0.2	$—	$506.3	$522.2	$9,573.8	$10,140.1	$10,080.1	$10,662.3
Banks, Broker-Dealers	13.6	5.7	1,189.4	863.8	175.0	478.9	1,378.0	1,348.4	4,741.0	3,903.8	6,119.0	5,252.2
Corporates	147.2	145.3	—	—	37.5	165.8	184.7	311.1	—	—	184.7	311.1
As Agent Banks	—	—	752.6	529.9	—	—	752.6	529.9	—	—	752.6	529.9
Other	59.2	107.6	176.0	43.0	1.8	3.3	237.0	153.9	—	—	237.0	153.9
Total	$666.0	$697.2	$2,178.1	$1,520.3	$214.5	$648.0	$3,058.6	$2,865.5	$14,314.8	$14,043.9	$17,373.4	$16,909.4
(1)Includes a $250.0 million secured revolving credit facility to Jefferies Finance at both May 31, 2026 and November 30, 2025.

May 2026 Form 10-Q	67

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top ten exposures at May 31, 2026 and November 30, 2025 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	May 31, 2026
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,822.2	$(932.9)	$(215.6)	$1.1	$128.7	$45.9	$10.2	$849.4	$859.6
Germany	2,768.3	(2,530.3)	42.2	—	112.1	0.1	19.7	392.4	412.1
France	987.4	(889.3)	3.3	0.1	197.3	0.7	2.2	299.5	301.7
Taiwan	2,555.8	(2,794.5)	297.3	—	196.6	—	—	255.2	255.2
India	24.7	(26.7)	9.6	—	—	—	222.4	7.6	230.0
Hong Kong	65.7	(49.9)	6.6	—	72.8	—	132.8	95.2	228.0
Spain	783.1	(660.0)	43.9	—	58.6	0.5	1.7	226.1	227.8
Japan	3,186.9	(2,987.5)	(154.2)	—	80.1	0.7	95.5	126.0	221.5
Canada	167.5	(87.4)	(38.8)	0.4	63.6	114.0	0.4	219.3	219.7
Italy	1,405.9	(1,331.7)	92.8	—	0.8	—	1.8	167.8	169.6
Total	$13,767.5	$(12,290.2)	$87.1	$1.6	$910.6	$161.9	$486.7	$2,638.5	$3,125.2

	November 30, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$175.2	$(152.5)	$46.3	$—	$56.9	$373.3	$—	$499.2	$499.2
United Kingdom	1,391.5	(806.6)	(260.2)	0.9	44.6	84.1	7.8	454.3	462.1
Hong Kong	54.6	(41.0)	1.7	—	24.3	—	294.9	39.6	334.5
Australia	837.8	(611.8)	(87.4)	—	11.6	0.2	92.8	150.4	243.2
France	628.5	(405.8)	(131.4)	0.9	149.2	—	0.1	241.4	241.5
Japan	1,570.6	(1,929.7)	364.7	—	67.6	0.1	140.0	73.3	213.3
Spain	546.6	(341.8)	(76.3)	—	74.9	0.2	1.1	203.6	204.7
India	19.9	(17.8)	0.6	—	—	—	198.9	2.7	201.6
Sweden	250.9	(168.4)	52.7	—	—	—	10.5	135.2	145.7
Taiwan	1,119.2	(903.9)	(172.2)	—	101.5	—	—	144.6	144.6
Total	$6,594.8	$(5,379.3)	$(261.5)	$1.8	$530.6	$457.9	$746.1	$1,944.3	$2,690.4
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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2026 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

May 2026 Form 10-Q	69

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our consolidated financial statements. Included among those matters were certain legal proceedings that, for prior quarters, we listed in this section. Because, as noted in those filings, we believe those matters will have no material adverse effect on our financial statements, we have removed them.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the three months ended May 31, 2026.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended May 31, 2026:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2026 to March 31, 2026	19,718	$37.52	—	$250,000
April 1, 2026 to April 30, 2026	2,167,641	$47.99	2,166,000	$146,052
May 1, 2026 to May 31, 2026	1,774,307	$51.86	334,000	$129,555
Total	3,961,666	$49.67	2,500,000
(1)An aggregate 1,461,666 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
(2)Average price paid per share excludes the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended May 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
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

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: July 9, 2026

May 2026 Form 10-Q	71