Form 10-Q
period 2026-08-31
Jefferies Financial Group Inc.
filed 2026-10-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of voting and non-voting common shares outstanding at September 29, 2026 were 189,090,556 and 40,579,081, respectively.

Jefferies Financial Group, Inc.
Index to Quarterly Report on Form 10-Q
August 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Statements of Financial Condition (Unaudited)	August 31,	November 30,
$ in thousands, except share and per share amounts	2026	2025
Assets
Cash and cash equivalents	$16,883,584	$14,043,889
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,177,954	917,697
Financial instruments owned, at fair value (includes securities pledged of $17,552,721 and $17,419,373)	27,282,633	27,722,739
Investments in and loans to related parties	1,653,340	1,496,125
Securities borrowed	11,158,355	8,295,161
Securities purchased under agreements to resell	7,840,742	8,449,107
Securities received as collateral, at fair value	289,869	200,495
Receivables:
Brokers, dealers and clearing organizations	3,096,144	4,310,143
Customers	4,416,818	3,439,921
Fees, interest and other	877,248	806,324
Premises and equipment	1,193,043	1,246,470
Goodwill	1,726,023	1,837,570
Assets held for sale	294,060	—
Other assets (includes assets pledged of $675,462 and $627,259)	3,412,045	3,246,706
Total assets	$81,301,858	$76,012,347
Liabilities and Equity
Short-term borrowings	$1,465,781	$1,767,206
Financial instruments sold, not yet purchased, at fair value	15,095,989	13,320,152
Securities loaned	4,023,003	2,540,759
Securities sold under agreements to repurchase	12,920,669	12,156,737
Other secured financings (includes $413,121 and $425,964 at fair value)	2,336,070	2,885,878
Obligation to return securities received as collateral, at fair value	289,869	200,495
Payables:
Brokers, dealers and clearing organizations	5,182,459	6,955,100
Customers	6,175,387	5,216,714
Lease liabilities	541,486	594,097
Liabilities held for sale	302,551	—
Accrued expenses and other liabilities	3,756,749	3,836,709
Long-term debt (includes $3,941,920 and $3,734,843 at fair value)	18,458,995	15,895,891
Total liabilities	$70,549,008	$65,369,738
Mezzanine Equity
Redeemable noncontrolling interests	406	406
Equity
Series B preferred shares, par value of $1 per share, authorized 70,000 shares; 0 and 55,125 shares issued and outstanding	—	55
Voting common shares, par value $1 per share, authorized 552,264,500 and 565,000,000 shares; 189,078,660 and 206,296,167 shares issued and outstanding, after deducting 132,039,410 and 114,821,903 shares held in treasury	189,079	206,296
Non-voting common shares, par value $1 per share, authorized 47,735,500 and 35,000,000, shares; 40,579,081 and 0 shares issued and outstanding	40,579	—
Additional paid-in capital	1,850,209	2,177,954
Accumulated other comprehensive loss	(361,922)	(384,434)
Retained earnings	8,996,409	8,574,825
Total Jefferies Financial Group Inc. shareholders' equity	10,714,354	10,574,696
Noncontrolling interests	38,090	67,507
Total equity	$10,752,444	$10,642,203
Total liabilities and equity	$81,301,858	$76,012,347

See accompanying notes to consolidated financial statements.

2	Jefferies Financial Group Inc.

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands, except per share amounts	2026	2025	2026	2025
Revenues
Investment banking	$1,303,833	$1,088,197	$3,531,742	$2,606,976
Principal transactions	468,655	486,893	1,444,819	1,232,630
Commissions and other fees	392,932	325,178	1,161,150	966,711
Asset management fees and revenues	9,869	13,079	87,019	118,563
Interest	922,999	846,894	2,590,080	2,570,090
Other	132,510	147,433	405,450	379,883
Total revenues	3,230,798	2,907,674	9,220,260	7,874,853
Interest expense	1,008,864	860,242	2,774,745	2,599,955
Net revenues	2,221,934	2,047,432	6,445,515	5,274,898
Non-interest expenses
Compensation and benefits	1,192,745	1,083,510	3,466,880	2,779,476
Brokerage and clearing fees	139,475	121,164	420,053	360,345
Underwriting costs	31,858	20,332	90,099	52,703
Technology and communications	173,235	157,171	495,953	442,844
Occupancy and equipment rental	34,713	32,908	103,072	93,818
Business development	83,000	78,999	247,530	231,360
Professional services	88,652	73,329	264,303	223,563
Depreciation and amortization	43,282	53,230	147,475	136,471
Cost of sales	22,922	34,430	84,095	118,959
Other expenses	61,014	60,544	247,252	217,578
Total non-interest expenses	1,870,896	1,715,617	5,566,712	4,657,117
Earnings before income taxes	351,038	331,815	878,803	617,781
Income tax expense	62,785	89,311	181,226	147,033
Net earnings	288,253	242,504	697,577	470,748
Net losses attributable to noncontrolling interests	(2,740)	(10,041)	(24,038)	(24,692)
Preferred stock dividends	7,110	28,559	59,897	55,528
Net earnings attributable to common shareholders	$283,883	$223,986	$661,718	$439,912

Earnings per voting common share (1)
Basic	$1.22	$1.04	$2.99	$2.05
Diluted	$1.18	$1.01	$2.88	$1.98
Basic weighted-average common shares outstanding	198,437	215,293	208,132	214,977
Diluted weighted-average common shares outstanding	206,345	222,715	215,531	222,539

Earnings per non-voting common share (1)
Basic	$1.35	$—	$3.53	$—
Diluted	$1.23	$—	$3.06	$—
Basic weighted-average common shares outstanding	30,293	—	11,353	—
Diluted weighted-average common shares outstanding	38,981	—	32,624	—
(1)Although voting and non-voting common shares have identical dividend rates, basic and diluted earnings per common share differ due to the timing of share activity during 2026. Refer to Note 16, Total Equity, for further discussion.

See accompanying notes to consolidated financial statements.

August 2026 Form 10-Q	3

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Net earnings	$288,253	$242,504	$697,577	$470,748
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(1,802)	8,551	2,184	39,998
Changes in fair value related to instrument-specific credit risk (2)	(5,196)	(43,882)	17,971	7,945
Cash flow hedges	517	—	263	—
Net unrealized gains on available-for-sale-securities	602	99	2,094	261
Total other comprehensive income (loss), net of tax	(5,879)	(35,232)	22,512	48,204
Comprehensive income	282,374	207,272	720,089	518,952
Net losses attributable to noncontrolling interests	(2,740)	(10,041)	(24,038)	(24,692)
Preferred stock dividends	7,110	28,559	59,897	55,528
Comprehensive income attributable to common shareholders	$278,004	$188,754	$684,230	$488,116
(1)Includes income tax expense of $0.9 million and $6.4 million for the three and nine months ended August 31, 2026, respectively, and income tax expense of $4.5 million and $14.6 million for the three and nine months ended August 31, 2025, respectively.
(2)Includes income tax benefit of $1.6 million for the three months ended August 31, 2026 and income tax expense of $6.1 million for the nine months ended August 31, 2026. Includes income tax benefit of $15.1 million for the three months ended August 31, 2025 and income tax expense of $3.4 million for the nine months ended August 31, 2025.

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands, except par value and per share amounts	2026	2025	2026	2025
Preferred shares $1 par value
Balance, beginning of period	$55	$55	$55	$55
Conversion of preferred shares into non-voting common shares	(55)	—	(55)	—
Balance, end of period	$—	$55	$—	$55
Voting common shares $1 par value
Balance, beginning of period	$194,145	$206,272	$206,296	$205,504
Purchase of common shares for treasury	(1,328)	(16)	(8,286)	(735)
Exchange of voting for non-voting common shares	(3,770)	—	(13,017)	—
Other	32	24	4,086	1,511
Balance, end of period	$189,079	$206,280	$189,079	$206,280
Non-voting common shares $1 par value
Balance, beginning of period	$9,247	$—	$—	$—
Exchange of voting for non-voting common shares	3,770	—	13,017	—
Conversion of preferred shares into non-voting common shares	27,562	—	27,562	—
Balance, end of period	$40,579	$—	$40,579	$—
Additional paid-in capital
Balance, beginning of period	$1,915,162	$2,129,358	$2,177,954	$2,104,199
Share-based compensation expense	22,170	13,980	95,767	67,810
Purchase of common shares for treasury	(68,204)	(902)	(432,960)	(57,751)
Conversion of preferred shares into non-voting common shares	(27,507)	—	(27,507)	—
Dividend equivalents	7,153	6,138	23,574	23,089
Change in equity interest related to consolidated subsidiaries	—	(4,710)	4,606	(5,833)
Other	1,435	1,545	8,775	13,895
Balance, end of period	$1,850,209	$2,145,409	$1,850,209	$2,145,409
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	$(356,043)	$(339,695)	$(384,434)	$(423,131)
Other comprehensive (loss) income, net of taxes	(5,879)	(35,232)	22,512	48,204
Balance, end of period	$(361,922)	$(374,927)	$(361,922)	$(374,927)
Retained earnings
Balance, beginning of period	$8,804,430	$8,309,035	$8,574,825	$8,270,145
Net earnings attributable to Jefferies Financial Group Inc.	290,993	252,545	721,615	495,440
Dividends - common shares ($0.40, $0.40, $1.20, $1.20 per share)	(99,014)	(88,648)	(277,981)	(270,603)
Dividends - preferred shares	—	(11,025)	(22,050)	(33,075)
Balance, end of period	$8,996,409	$8,461,907	$8,996,409	$8,461,907
Total Jefferies Financial Group Inc. shareholders' equity	$10,714,354	$10,438,724	$10,714,354	$10,438,724
Noncontrolling interests
Balance, beginning of period	$40,389	$77,149	$67,507	$68,215
Net losses attributable to noncontrolling interests	(2,740)	(10,041)	(24,038)	(24,692)
Contributions	300	1,455	981	18,909
Distributions	(177)	(10,464)	(7,606)	(14,787)
Other	318	4,087	1,246	14,541
Balance, end of period	$38,090	$62,186	$38,090	$62,186
Total equity	$10,752,444	$10,500,910	$10,752,444	$10,500,910

See accompanying notes to consolidated financial statements.

August 2026 Form 10-Q	5

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,
$ in thousands	2026	2025
Cash flows from operating activities:
Net earnings	$697,577	$470,748
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	128,699	144,434
Impairment of assets	65,413	—
Share-based compensation	95,767	67,810
Net bad debt expense	30,583	16,931
Income on investments in and loans to related parties	(99,082)	(54,270)
Distributions received on investments in related parties	52,400	71,368
Loss on assets held for sale	—	12,566
Other adjustments	47,095	434,110
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations	1,210,771	(193,514)
Customers	(976,898)	(533,734)
Fees, interest and other	(116,742)	(60,040)
Securities borrowed	(2,867,877)	(945,232)
Financial instruments owned	416,562	(1,712,385)
Securities purchased under agreements to resell	597,100	(1,664,568)
Other assets	(95,054)	(266,563)
Payables:
Brokers, dealers and clearing organizations	(1,769,291)	(26,372)
Customers	958,673	374,518
Securities loaned	1,486,559	(62,979)
Financial instruments sold, not yet purchased	1,792,713	1,260,915
Securities sold under agreements to repurchase	771,786	(312,049)
Lease liabilities	(58,788)	(48,280)
Accrued expenses and other liabilities	85,540	(432,723)
Net cash provided by (used in) operating activities	2,453,506	(3,459,309)
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(766,395)	(466,338)
Capital distributions from investments and repayments of loans from related parties	593,556	379,193
Originations and purchases of loans, notes and other receivables	(24,782)	—
Principal collections of loans, notes and other receivables	156	—
Net payments on premises and equipment	(162,203)	(151,425)
Proceeds from assets held for sale	—	26,843
Net cash used in investing activities	(359,668)	(211,727)

6	Jefferies Financial Group Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,
$ in thousands	2026	2025
Cash flows from financing activities:
Proceeds from short-term borrowings	5,211,712	7,170,583
Payments on short-term borrowings	(5,497,779)	(6,363,688)
Proceeds from issuance of long-term debt, net of issuance costs	6,968,788	3,852,721
Repayment of long-term debt	(4,397,648)	(1,758,422)
Purchase of common shares for treasury	(439,932)	(58,486)
Dividends paid to common and preferred shareholders	(276,460)	(280,589)
Net proceeds from (payments on) other secured financings	(539,583)	497,768
Net change in bank overdrafts	(10,278)	(22,050)
Proceeds from contributions of noncontrolling interests	981	18,909
Payments on distributions to noncontrolling interests	(7,606)	(8,084)
Other	17,470	9,573
Net cash provided by financing activities	1,029,665	3,058,235
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,566)	17,281
Change in cash, cash equivalents, and restricted cash reclassified from (to) assets held for sale	(20,985)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,120,937	(595,520)
Cash, cash equivalents, and restricted cash at beginning of period	14,961,586	13,165,612
Cash, cash equivalents, and restricted cash at end of period	$18,061,538	$12,570,092

	Nine Months Ended August 31,
$ in thousands	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,706,822	$2,588,490
Income taxes, net (1)	209,106	235,549
(1)Includes the purchase of tax credits in the aggregate of $60.6 million and $149.7 million for the nine months ended August 31, 2026 and 2025, respectively.
Noncash investing activities:
During the nine months ended August 31, 2026, we exchanged real estate properties with a fair market value of $40.0 million.
During the nine months ended August 31, 2025, we donated land with a fair market value of $5.7 million.
Noncash financing activities:
During the nine months ended August 31, 2026, 55,125 preferred shares were converted into 27,562,500 non-voting common shares.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

	August 31,	November 30,
$ in thousands	2026	2025
Cash and cash equivalents	$16,883,584	$14,043,889
Cash on deposit for regulatory purposes with clearing and depository organizations	1,177,954	917,697
Total cash, cash equivalents and restricted cash	$18,061,538	$14,961,586

See accompanying notes to consolidated financial statements.

August 2026 Form 10-Q	7

Notes to Consolidated Financial Statements
(Unaudited)

8	Jefferies Financial Group Inc.

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
Subsequent to August 31, 2026, Stratos Group International, LLC (“Stratos”), a subsidiary of Jefferies, entered into a definitive agreement with AvaTrade Markets Ltd. to sell substantially all of its assets and business operations. The acquired assets are expected to be migrated over the next 120 days.
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
During the three and nine months ended August 31, 2026, there were no significant changes made to the Company’s significant accounting policies.
Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are required to be applied prospectively with the option of retrospective application. The adoption of ASU 2023-09

August 2026 Form 10-Q	9

Notes to Consolidated Financial Statements
(Unaudited)
is expected to affect disclosures only and will not have an impact on our financial condition, results of operations or cash flows.
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
During 2026, we accepted a binding offer from a third party for the sale of Tessellis S.p.A. (“Tessellis”). We expect the sale to close during the first quarter of 2027.
Assets held for sale are recorded initially at the lower of their carrying value or estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, we discontinue recording Depreciation and amortization expense on such assets.
Tessellis is included within our asset management reportable segment.
Tessellis’ major classes of assets and liabilities:

$ in thousands	August 31, 2026
Assets held for sale:
Cash and cash equivalents	$20,985
Investments in and loans to related parties	6,466
Other receivables	35,879
Premises and equipment, net	66,254
Goodwill	55,873
Other assets	108,603
Total assets held for sale	$294,060

Liabilities held for sale:
Short term borrowings	$2,362
Lease liabilities	18,394
Accrued expenses and other liabilities	231,742
Long-term debt	50,053
Total liabilities held for sale	$302,551

10	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Fair Value Disclosures

	August 31, 2026 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$8,702,348	$245,591	$243,389	$—	$9,191,328
Corporate debt securities	—	5,121,102	65,825	—	5,186,927
Collateralized debt obligations and collateralized loan obligations	—	716,390	92,164	—	808,554
U.S. government and federal agency securities	2,278,084	74,193	—	—	2,352,277
Municipal securities	—	749,490	—	—	749,490
Sovereign obligations	651,033	765,581	—	—	1,416,614
Residential mortgage-backed securities	—	1,744,712	4,679	—	1,749,391
Commercial mortgage-backed securities	—	14,766	237	—	15,003
Other asset-backed securities	—	1,276,842	154,956	—	1,431,798
Loans and other receivables	—	1,734,057	98,321	—	1,832,378
Derivatives	1,435	5,003,437	19,926	(4,075,515)	949,283
Investments at fair value	—	2,765	211,908	—	214,673
Total financial instruments owned, excluding Investments at fair value based on NAV	$11,632,900	$17,448,926	$891,405	$(4,075,515)	$25,897,716
Securities received as collateral	$289,869	$—	$—	$—	$289,869

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$8,056,698	$35,002	$240	$—	$8,091,940
Corporate debt securities	—	2,754,288	651	—	2,754,939
U.S. government and federal agency securities	1,318,879	4	—	—	1,318,883
Sovereign obligations	841,077	728,494	—	—	1,569,571
Loans	—	116,966	1,263	—	118,229
Derivatives	874	5,538,296	19,394	(4,316,137)	1,242,427
Total financial instruments sold, not yet purchased	$10,217,528	$9,173,050	$21,548	$(4,316,137)	$15,095,989
Other secured financings	$—	$402,403	$10,718	$—	$413,121
Obligation to return securities received as collateral	289,869	—	—	—	289,869
Long-term debt	—	2,920,617	1,021,303	—	3,941,920
(1)Excludes investments at fair value based on net asset value (“NAV”) of $1.38 billion at August 31, 2026 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

August 2026 Form 10-Q	11

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$7,664,824	$249,847	$218,853	$—	$8,133,524
Corporate debt securities	—	5,367,201	37,578	—	5,404,779
Collateralized debt obligations and collateralized loan obligations	—	645,798	40,187	—	685,985
U.S. government and federal agency securities	2,342,718	106,633	—	—	2,449,351
Municipal securities	—	563,994	—	—	563,994
Sovereign obligations	860,832	815,722	—	—	1,676,554
Residential mortgage-backed securities	—	1,827,092	6,663	—	1,833,755
Commercial mortgage-backed securities	—	10,458	348	—	10,806
Other asset-backed securities	—	909,474	133,001	—	1,042,475
Loans and other receivables	—	2,111,517	127,720	—	2,239,237
Derivatives	72	5,519,463	10,311	(3,705,764)	1,824,082
Investments at fair value	—	13,567	163,107	—	176,674
Total financial instruments owned, excluding Investments at fair value based on NAV	$10,868,446	$18,140,766	$737,768	$(3,705,764)	$26,041,216
Securities received as collateral	$200,495	$—	$—	$—	$200,495

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$5,571,534	$47,631	$155	$—	$5,619,320
Corporate debt securities	—	2,761,794	3,720	—	2,765,514
Collateralized debt obligations and collateralized loan obligations	—	627	—	—	627
U.S. government and federal agency securities	1,913,403	4	—	—	1,913,407
Sovereign obligations	796,564	540,555	—	—	1,337,119
Loans	—	184,391	9,757	—	194,148
Derivatives	24	5,429,227	45,953	(3,985,187)	1,490,017
Total financial instruments sold, not yet purchased	$8,281,525	$8,964,229	$59,585	$(3,985,187)	$13,320,152
Other secured financings	$—	$412,510	$13,454	$—	$425,964
Obligation to return securities received as collateral	200,495	—	—	—	200,495
Long-term debt	—	2,671,485	1,063,358	—	3,734,843
(1)Excludes investments at fair value based on NAV of $1.68 billion at November 30, 2025 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

12	Jefferies Financial Group Inc.

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
Information about our investments in entities that have the characteristics of an investment company:

	August 31, 2026
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2)	$642,298	$—	Quarterly (43%) Monthly (34%) N/R (23%)	45 - 90 days 45 - 90 days N/R
Private Equity Funds (3)	64,535	20,218	N/R (100%)	N/R
Credit Funds (4)	347,405	28,396	Quarterly (30%) Monthly (4%) N/R (66%)	90 days 30 days N/R
Real Estate and Other Funds (5)	330,679	78,245	Quarterly (5%) N/R (95%)	90 days N/R
Total	$1,384,917	$126,859

	November 30, 2025
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds (2)	$888,880	$—	Quarterly (42%) Monthly (41%) N/R (17%)	45 - 90 days 45 - 60 days N/R
Private Equity Funds (3)	66,476	26,828	N/R (100%)	N/R
Credit Funds (4)	490,321	23,847	Quarterly (56%) Monthly (2%) N/R (42%)	90 days 30 days N/R
Real Estate and Other Funds (5)	235,846	114,872	Quarterly (19%) N/R (81%)	90 days N/R
Total	$1,681,523	$165,547
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

August 2026 Form 10-Q	13

Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards

	Three Months Ended August 31, 2026
$ in thousands	Balance at May 31, 2026	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2026	For instruments still held at August 31, 2026, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities	$255,866	$(9,752)	$2,764	$(375)	$—	$—	$(5,114)	$243,389	$(9,729)	$—
Corporate debt securities	54,811	1,520	10,578	(548)	(440)	—	(96)	65,825	1,738	—
CDOs and CLOs	62,546	(3,446)	40,119	(7,263)	—	—	208	92,164	(1,705)	—
RMBS	5,376	(283)	—	—	(414)	—	—	4,679	(378)	—
CMBS	235	2	—	—	—	—	—	237	2	—
Other ABS	190,089	(14,482)	25,567	(588)	(34,867)	—	(10,763)	154,956	(9,577)	—
Loans and other receivables	90,322	1,043	79,664	(61,237)	(19,765)	—	8,294	98,321	21,387	—
Investments at fair value	171,368	6,744	—	(267)	(40,337)	—	74,400	211,908	4,946	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$169	$(234)	$—	$—	$—	$—	$305	$240	$76	$—
Corporate debt securities	571	96	—	—	—	—	(16)	651	(96)	—
Loans	1,352	207	(345)	—	—	—	49	1,263	(504)	—
Net derivatives (2)	13,541	59,419	—	—	(81,176)	1,835	5,849	(532)	22,715	—
Other secured financings	10,076	1,895	(120)	—	(1,133)	—	—	10,718	(1,967)	—
Long-term debt	1,070,114	(19,476)	—	—	(20,479)	28,231	(37,087)	1,021,303	27,097	(4,324)

	Nine Months Ended August 31, 2026
$ in thousands	Balance at November 30, 2025	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2026	For instruments still held at August 31, 2026, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$218,853	$8,953	$27,447	$(6,684)	$(103)	$—	$(5,077)	$243,389	$9,088	$—
Corporate debt securities	37,578	2,686	32,482	(282)	(1,501)	—	(5,138)	65,825	1,640	—
CDOs and CLOs	40,187	(15,862)	116,957	(28,426)	(23)	—	(20,669)	92,164	(10,243)	—
RMBS	6,663	(800)	—	—	(1,184)	—	—	4,679	(1,269)	—
CMBS	348	(96)	—	—	—	—	(15)	237	(96)	—
Other ABS	133,001	(82,710)	165,628	(35,758)	(45,205)	—	20,000	154,956	(79,314)	—
Loans and other receivables	127,720	25,149	126,248	(109,704)	(28,554)	—	(42,538)	98,321	26,928	—
Investments at fair value	163,107	10,281	9,475	(976)	(44,379)	—	74,400	211,908	8,006	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$155	$(3,074)	$(500)	$—	$—	$—	$3,659	$240	$3,430	$—
Corporate debt securities	3,720	374	(1,373)	—	—	—	(2,070)	651	(339)	—
Loans	9,757	(1,009)	(697)	725	—	—	(7,513)	1,263	(1,207)	—
Net derivatives (2)	35,642	56,151	(4,630)	—	(64,970)	10,019	(32,744)	(532)	8,808	—
Other secured financings	13,454	1,535	—	—	(4,271)	—	—	10,718	(1,932)	—
Long-term debt	1,063,358	(45,425)	—	—	(44,174)	64,312	(16,768)	1,021,303	31,833	16,887
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

Notes to Consolidated Financial Statements
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2026
Transfers of assets of $101.7 million from Level 2 or NAV to Level 3 of the fair value hierarchy are primarily attributed to:
•Investments at fair value of $74.4 million, CDOs and CLOs of $14.1 million, Loan and other receivables of $8.6 million and Other ABS of $4.0 million due to reduced pricing transparency.
Transfers of assets of $34.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $14.8 million, CDOs and CLOs of $13.9 million and Corporate equity securities of $5.7 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $34.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $19.7 million and certain derivatives of $13.8 million due to reduced market and pricing transparency.
Transfers of liabilities of $64.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $56.8 million and certain derivatives of $8.0 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $18.7 million and net losses on Level 3 liabilities were $41.9 million for the three months ended August 31, 2026. Net losses on Level 3 assets were primarily due to decreased market values across Other ABS, Corporate equity securities and CDOs and CLOs, partially offset by increased market values of Investments at fair value and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain Derivatives and Other secured financings, partially offset by a decrease of structured notes within Long-term debt.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2026
Transfers of assets of $171.4 million from Level 2 or NAV to Level 3 of the fair value hierarchy are primarily attributed to:
•Investments at fair value of $74.4 million, Other ABS of $56.3 million, CDOs and CLOs of $31.7 million and Loan and other receivables of $8.4 million due to reduced pricing transparency.
Transfers of assets of $150.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $52.4 million, Loans and other receivables of $50.9 million, Other ABS of $36.3 million, Corporate equity securities of $5.5 million and Corporate debt securities of $5.2 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $46.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $46.2 million due to pricing transparency.
Transfers of liabilities of $101.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $62.9 million, certain Derivatives of $29.3 million and Loans of $7.4 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $52.4 million and net losses on Level 3 liabilities were $8.6 million for the nine months ended August 31, 2026. Net losses on Level 3 assets were primarily due to decreased market values across Other ABS and CDOs and CLOs, partially offset by increases of Loans and other receivables, Investments at fair value, Corporate equity securities and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain Derivatives and Other secured financings, partially offset by decreased market values of structured notes within Long-term debt, Corporate equity securities and loans.

August 2026 Form 10-Q	15

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended August 31, 2025
$ in thousands	Balance at May 31, 2025	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2025	For instruments still held at August 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$231,160	$21,824	$20,785	$(1,487)	$(788)	$—	$815	$272,309	$21,916	$—
Corporate debt securities	44,682	872	1,221	(788)	—	—	(11,607)	34,380	860	—
CDOs and CLOs	70,948	(3,654)	20,718	(17,731)	(3,463)	—	(14,509)	52,309	(4,188)	—
RMBS	7,947	46	—	—	(15)	—	—	7,978	50	—
CMBS	505	1	—	—	—	—	—	506	1	—
Other ABS	153,681	(2,589)	23,586	(1,579)	(2,888)	—	(44,036)	126,175	(732)	—
Loans and other receivables	92,168	3,213	65,988	(44,566)	(16,129)	—	39,248	139,922	4,862	—
Investments at fair value	153,379	10,308	1,000	(2,446)	(741)	—	—	161,500	9,502	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$161	$(312)	$(1)	$426	$—	$—	$522	$796	$309	$—
Corporate debt securities	644	126	(119)	—	(270)	—	107	488	(117)	—
CMBS	1,153	—	—	35	—	—	—	1,188	—	—
Loans	313	1,691	—	—	—	—	(38)	1,966	(1,101)	—
Net derivatives (2)	33,288	9,477	(533)	719	(748)	—	(5,307)	36,896	(9,313)	—
Other secured financings	18,876	143	—	—	(2,905)	—	—	16,114	(255)	—
Long-term debt	991,156	54,332	—	—	(2,050)	29,155	(1,429)	1,071,164	(7,342)	(44,940)

	Nine Months Ended August 31, 2025
$ in thousands	Balance at November 30, 2024	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2025	For instruments still held at August 31, 2025, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$239,364	$31,303	$28,748	$(8,940)	$494	$—	$(18,660)	$272,309	$29,840	$—
Corporate debt securities	24,931	2,385	12,455	(1,168)	(2,197)	—	(2,026)	34,380	1,472	—
CDOs and CLOs	63,976	(14,474)	69,479	(39,811)	(10,013)	—	(16,848)	52,309	(15,237)	—
Sovereign obligations	172	2	—	(174)	—	—	—	—	—	—
RMBS	7,714	315	—	—	(51)	—	—	7,978	331	—
CMBS	477	29	—	—	—	—	—	506	29	—
Other ABS	103,214	(2,792)	60,151	(31,920)	(8,089)	—	5,611	126,175	(1,256)	—
Loans and other receivables	152,586	(8,455)	213,419	(196,921)	(38,621)	—	17,914	139,922	10,777	—
Investments at fair value	137,865	16,742	22,549	(2,446)	(3,210)	—	(10,000)	161,500	13,540	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$208	$(864)	$(72,161)	$73,148	$—	$—	$465	$796	$999	$—
Corporate debt securities	165	60	(280)	351	192	—	—	488	(90)	—
CMBS	1,153	—	—	105	—	—	(70)	1,188	—	—
Loans	16,864	(14,097)	(875)	74	—	—	—	1,966	(1,790)	—
Net derivatives (2)	22,286	(11,263)	(533)	23,307	(1,166)	—	4,265	36,896	2,447	—
Other secured financings	14,884	346	—	—	(7,647)	8,531	—	16,114	(1,366)	—
Long-term debt	821,903	32,255	—	—	(4,849)	247,279	(25,424)	1,071,164	(28,330)	(3,925)
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
Transfers of liabilities of $16.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $13.1 million, partially offset by net derivatives transfer into Level 3 of $2.4 million due to reduced market and pricing transparency.
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

August 2026 Form 10-Q	17

Notes to Consolidated Financial Statements
(Unaudited)

August 31, 2026
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$243,389
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$81
		Volatility benchmarking	Volatility	28%	-	32%	31%
Corporate debt securities	$65,825	Market approach	Price	$67	-	$125	$94
		Discounted cash flows	Discount rate/yield	17%			—
		Scenario analysis	Estimated recovery percentage	6%			—
CDOs and CLOs	$69,063	Discounted cash flows	Constant prepayment rate	15%	-	20%	17%
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	16%	14%
		Market approach	Price	$100	-	$116	$107
RMBS	$4,679	Discounted cash flows	Constant prepayment rate	10%			—
			Constant default rate	1%			—
			Loss severity	50%			—
			Discount rate/yield	15%			—
Other ABS	$144,953	Discounted cash flows	Discount rate/yield	15%	-	20%	16%
			Cumulative loss rate	16%	-	17%	16%
			Duration (years)	0.9	-	1.2	1.1
		Market approach	Price	$116	-	$136	$131
		Scenario analysis	Estimated recovery percentage	35%	-	41%	36%
Loans and other receivables	$98,321	Market approach	Price	$4	-	$116	$93
		Scenario analysis	Estimated recovery percentage	6%	-	100%	58%
Derivatives	$17,242
Equity options		Volatility benchmarking	Volatility	94%			—
		Discounted cash flows	Borrow rate	4%	-	6%	4%
Investments at fair value	$211,908
Private equity securities		Market approach	Price	$0	-	$170,363	$6,083
			Discount rate/yield	28%			—
			Estimated revenue	$29,990,436			—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$19,394
Equity options		Volatility benchmarking	Volatility	42%	-	94%	74%
Interest rate swaps		Market approach	Basis points upfront	7	-	24	15
Other secured financings	$10,718	Scenario analysis	Estimated recovery percentage	29%	-	100%	72%
		Market approach	Price	$120			—
Long-term debt	$1,021,303
Structured notes		Market approach	Price	$60	-	$119	$98

18	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2025
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$218,853
Non-exchange-traded securities		Market approach	Price	$0	-	$486	$85
		Volatility benchmarking	Volatility	44%	-	48%	47%
Corporate debt securities	$37,578	Market approach	Price	$49	-	$121	$72
		Discounted cash flows	Discount rate/yield	18%	-	20%	19%
		Scenario analysis	Estimated recovery percentage	30%			—
CDOs and CLOs	$25,824	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	17%			—
		Market approach	Price	$98	-	$100	$99
RMBS	$6,663	Discounted cash flows	Constant prepayment rate	12%			—
			Constant default rate	0.3%			—
			Loss severity	20%			—
			Discount rate/yield	15%			—
Other ABS	$129,693	Discounted cash flows	Discount rate/yield	16%			—
			Cumulative loss rate	16%			—
			Duration (years)	1.1	-	1.2	1.1
		Market approach	Price	$116	-	$133	$130
		Scenario analysis	Estimated recovery percentage	66%			—
Loans and other receivables	$127,720	Market approach	Price	$67	-	$129	$97
		Scenario analysis	Estimated recovery percentage	8%	-	100%	35%
Derivatives	$6,094
Embedded options		Market approach	Basis points upfront	0.4	-	0.5	0.5
Equity options		Volatility benchmarking	Volatility	34%			—
Investments at fair value	$157,162
Private equity securities		Market approach	Price	$0	-	$27,989	$2,722
			Discount rate/yield	28%			—
			Estimated revenue	$29,818,082			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$3,720	Scenario analysis	Estimated recovery percentage	30%			—
Loans	$9,757	Market approach	Price	$100	-	$129	$117
		Scenario analysis	Estimated recovery percentage	30%			—
Derivatives	$45,953
Equity options		Volatility benchmarking	Volatility	34%	-	61%	58%
Embedded options		Market approach	Basis points upfront	0	-	21	13
Other secured financings	$13,454	Scenario analysis	Estimated recovery percentage	74%	-	100%	96%
		Market approach	Price	$114	-	$117	$115
Long-term debt	$1,063,358
Structured notes		Market approach	Price	$72	-	$120	$101

August 2026 Form 10-Q	19

Notes to Consolidated Financial Statements
(Unaudited)
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2026 and November 30, 2025, asset exclusions consisted of $36.0 million and $28.2 million, respectively, primarily composed of CDOs and CLOs, Investments at fair value, certain derivatives, other ABS and CMBS. At August 31, 2026 and November 30, 2025, liability exclusions consisted of $2.2 million and $0.2 million, respectively, primarily composed of loans, corporate equity securities and corporate debt securities.
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
•CDOs and CLOs, corporate debt securities, RMBS, certain derivatives and other ABS using a discounted cash flows valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the borrow rate, discount rate and security yield would result in a significantly lower (higher) fair value measurement.
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
Fair value option gains (losses):

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Financial instruments owned:
Loans and other receivables (1)	$4,192	$(62,934)	$(20,278)	$(35,557)
Other secured financings (1)	746	(2,908)	6,537	(4,566)
Long-term debt:
Changes in instrument-specific credit risk (2)	(6,721)	(56,163)	24,157	7,356
Other changes in fair value (1)	1,425	(58,429)	(35,174)	(27,159)
(1)Changes in fair value are included in Principal transactions revenues.
(2)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of Comprehensive Income.
Difference between contractual principal and fair value:

$ in thousands	August 31, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables (1)	$1,413,248	$2,378,747
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1)	436,361	319,394
Loans and other receivables 90 days or greater past due (1)	128,835	100,300
Long-term debt	232,646	166,273
Other secured financings	6,704	237
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
Fair value of loans and other receivables on nonaccrual status:

$ in thousands	August 31, 2026	November 30, 2025
Financial instruments owned:
Loans and other receivables on nonaccrual status and/or 90 days or greater past due	$128,462	$119,900
Loans and other receivables 90 days or greater past due	92,667	47,000
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
We have equity securities without readily determinable fair values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million at both August 31, 2026 and November 30, 2025. There were no impairments or downward adjustments on these investments during both the three and nine months ended August 31, 2026 and 2025.

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

	August 31, 2026 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$910	3
Bilateral OTC	346	1	—	—
Foreign exchange contracts:
Bilateral OTC	1,069	1	43,625	17
Total derivatives designated as accounting hedges	1,415		44,535
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	876	4,273	233	15,193
Cleared OTC	1,073,315	9,404	1,059,366	9,147
Bilateral OTC	267,397	745	800,746	1,533
Foreign exchange contracts:
Exchange-traded	885	627	641	1,879
Bilateral OTC	155,131	32,332	109,282	11,914
Equity contracts:
Exchange-traded	1,438,125	2,277,967	1,209,793	1,411,012
Bilateral OTC	2,044,367	33,276	2,313,733	32,037
Commodity contracts:
Exchange-traded	247	640	578	377
Bilateral OTC	6,620	12,125	2,044	5,597
Credit contracts:
Cleared OTC	8,197	89	10,420	35
Bilateral OTC	28,223	16	7,193	25
Total derivatives not designated as accounting hedges	5,023,383		5,514,029
Total gross derivative assets/liabilities:
Exchange-traded	1,440,133		1,211,245
Cleared OTC	1,081,512		1,070,696
Bilateral OTC	2,503,153		3,276,623
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(878,475)		(878,475)
Cleared OTC	(1,067,959)		(1,070,696)
Bilateral OTC	(2,129,081)		(2,366,966)
Net amounts per Consolidated Statements of Financial Condition (4)	$949,283		$1,242,427
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

August 2026 Form 10-Q	21

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2025 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$2,519	4
Foreign exchange contracts:
Bilateral OTC	40,444	7	574	2
Total derivatives designated as accounting hedges	40,444		3,093
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	232	33,107	24	36,811
Cleared OTC	806,009	8,148	804,799	8,325
Bilateral OTC	285,053	1,576	614,104	823
Foreign exchange contracts:
Bilateral OTC	115,068	34,418	103,297	12,028
Equity contracts:
Exchange-traded	2,776,601	3,275,468	2,156,730	2,298,561
Bilateral OTC	1,367,089	57,254	1,670,215	36,481
Commodity contracts:
Exchange-traded	452	627	73	668
Bilateral OTC	6,381	18,497	7,293	15,417
Credit contracts:
Cleared OTC	10,960	58	17,120	13
Bilateral OTC	121,557	17	98,456	15
Total derivatives not designated as accounting hedges	5,489,402		5,472,111
Total gross derivative assets/liabilities:
Exchange-traded	2,777,285		2,156,827
Cleared OTC	816,969		824,438
Bilateral OTC	1,935,592		2,493,939
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,600,969)		(1,600,969)
Cleared OTC	(815,810)		(819,548)
Bilateral OTC	(1,288,985)		(1,564,670)
Net amounts per Consolidated Statements of Financial Condition (4)	$1,824,082		$1,490,017
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
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate swaps (1)	$(15,702)	$8,902	$(43,986)	$2,859
Long-term debt	5,672	(21,388)	14,153	(40,047)
Total	$(10,030)	$(12,486)	$(29,833)	$(37,188)
(1)Includes net settlements of $9.7 million and $28.9 million for the three and nine months ended August 31, 2026, respectively, and $12.3 million and $36.4 million for the three and nine months ended August 31, 2025, respectively.
Gains (losses) on our cash flow hedge recognized as a component of Other comprehensive income (loss) (“OCI”), in our Consolidated Statements of Comprehensive Income:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate contracts
Recognized in OCI	$600	$—	$346	$—
Net change included within AOCI	$600	$—	$346	$—
Gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of OCI, in our Consolidated Statements of Comprehensive Income:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2026	2025	2026	2025
Foreign exchange contracts	$(12,988)	$(3,238)	$(20,519)	$(77,370)
Total	$(12,988)	$(3,238)	$(20,519)	$(77,370)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2026	2025	2026	2025
Interest rate contracts	$(53,618)	$242	$(133,707)	$(30,970)
Foreign exchange contracts	11,928	(15,402)	13,377	1,309
Equity contracts	1,002,699	444,317	662,026	1,762,483
Commodity contracts	9,626	3,476	28,504	16,932
Credit contracts	(59)	(9,105)	(11,773)	(7,401)
Total	$970,576	$423,528	$558,427	$1,742,353
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

Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
Remaining contract maturities at August 31, 2026:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$6,619	$—	$—	$—	$6,619
Equity options and forwards	61,747	248,300	—	—	310,047
Credit default swaps	—	26,483	—	—	26,483
Total return swaps	286,327	174,318	—	(80,225)	380,420
Foreign currency forwards, swaps and options	98,927	335	—	(126)	99,136
Interest rate swaps, options and forwards	45,145	158,279	27,964	(35,655)	195,733
Total	$498,765	$607,715	$27,964	$(116,006)	1,018,438
Cross-product counterparty netting					(61,347)
Total OTC derivative assets included in Financial instruments owned					$957,091

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,043	$—	$—	$—	$2,043
Equity options and forwards	176,494	204,010	11,965	—	392,469
Credit default swaps	41	3,408	—	—	3,449
Total return swaps	259,892	388,799	5	(80,225)	568,471
Foreign currency forwards, swaps and options	89,653	6,314	—	(126)	95,841
Fixed income forwards	6,935	—	—	—	6,935
Interest rate swaps, options and forwards	45,246	173,263	529,029	(35,655)	711,883
Total	$580,304	$775,794	$540,999	$(116,006)	1,781,091
Cross-product counterparty netting					(61,347)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,719,744
(1)At August 31, 2026, we held net exchange-traded derivative assets and liabilities with a fair value of $561.7 million and $332.8 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2026, cash collateral received and pledged was $569.5 million and $810.1 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at August 31, 2026:

Counterparty credit quality (1):	$ in thousands
A- or higher	$294,515
BBB- to BBB+	74,645
BB+ or lower	330,152
Unrated	257,779
Total	$957,091
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	August 31, 2026
	External Credit Rating
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$422.4	$744.6	$1,167.0

	November 30, 2025
	External Credit Rating
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$51.4	$873.2	$924.6
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

$ in millions	August 31, 2026	November 30, 2025
Derivative instrument liabilities with credit-risk-related contingent features	$231.2	$107.3
Collateral posted	(44.2)	(70.0)
Collateral received	176.6	343.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	363.5	380.5
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

August 2026 Form 10-Q	23

Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Collateralized Transactions

	August 31, 2026
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$3,214.2	$2,493.3	$56.0	$5,763.5
Corporate debt securities	323.7	3,428.4	—	3,752.1
Mortgage-backed and asset-backed securities	397.2	2,128.9	—	2,526.1
U.S. government and federal agency securities	63.4	8,232.7	—	8,296.1
Municipal securities	—	565.5	—	565.5
Sovereign obligations	24.5	1,638.3	233.9	1,896.7
Loans and other receivables	—	579.5	—	579.5
Total	$4,023.0	$19,066.6	$289.9	$23,379.5

	November 30, 2025
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,875.2	$1,028.6	$—	$2,903.8
Corporate debt securities	589.7	3,271.5	—	3,861.2
Mortgage-backed and asset-backed securities	—	2,062.6	—	2,062.6
U.S. government and federal agency securities	21.6	9,183.1	—	9,204.7
Municipal securities	—	422.3	—	422.3
Sovereign obligations	54.3	1,487.7	200.5	1,742.5
Loans and other receivables	—	805.4	—	805.4
Total	$2,540.8	$18,261.2	$200.5	$21,002.5

	August 31, 2026
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$3,402.3	$397.2	$144.5	$79.0	$4,023.0
Repurchase agreements	9,625.1	1,689.9	4,342.5	3,409.1	19,066.6
Obligation to return securities received as collateral, at fair value	289.9	—	—	—	289.9
Total	$13,317.3	$2,087.1	$4,487.0	$3,488.1	$23,379.5

	November 30, 2025
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,072.7	$123.8	$81.3	$263.0	$2,540.8
Repurchase agreements	2,108.1	9,569.4	2,959.8	3,623.9	18,261.2
Obligation to return securities received as collateral, at fair value	200.5	—	—	—	200.5
Total	$4,381.3	$9,693.2	$3,041.1	$3,886.9	$21,002.5
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2026 and November 30, 2025, the approximate fair value of securities received as collateral by us that may be sold or repledged was $59.63 billion and $49.68 billion, respectively. At August 31, 2026 and November 30, 2025, a substantial portion of the securities received by us had been sold or repledged.

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

	August 31, 2026
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$11,158.4	$—	$11,158.4	$(903.6)	$(2,476.3)	$7,778.5
Reverse repurchase agreements	13,986.6	(6,145.9)	7,840.7	(1,873.0)	(5,834.5)	133.2
Securities received as collateral, at fair value	289.9	—	289.9	—	(289.9)	—
Liabilities:
Securities lending arrangements	$4,023.0	$—	$4,023.0	$(903.6)	$(2,594.8)	$524.6
Repurchase agreements	19,066.6	(6,145.9)	12,920.7	(1,873.0)	(10,649.5)	398.2
Obligation to return securities received as collateral, at fair value	289.9	—	289.9	—	(289.9)	—

	November 30, 2025
$ in millions	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$8,295.2	$—	$8,295.2	$(512.3)	$(1,913.5)	$5,869.4
Reverse repurchase agreements	14,553.6	(6,104.5)	8,449.1	(2,727.2)	(5,670.2)	51.7
Securities received as collateral, at fair value	200.5	—	200.5	—	(200.5)	—
Liabilities:
Securities lending arrangements	$2,540.8	$—	$2,540.8	$(512.3)	$(1,920.0)	$108.5
Repurchase agreements	18,261.2	(6,104.5)	12,156.7	(2,727.2)	(8,666.7)	762.8
Obligation to return securities received as collateral, at fair value	200.5	—	200.5	—	(200.5)	—
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
(3)Includes $7.64 billion of securities borrowing arrangements, for which we have received securities collateral of $7.40 billion, and $320.0 million of repurchase agreements, for which we have pledged securities collateral of $342.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
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

August 2026 Form 10-Q	25

Notes to Consolidated Financial Statements
(Unaudited)
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Transferred assets	$1,816.5	$1,451.8	$5,235.7	$4,085.3
Proceeds on new securitizations	1,816.5	1,451.8	5,235.7	4,085.3
Cash flows received on retained interests	10.8	6.7	35.8	18.1
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2026 and November 30, 2025.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment:

$ in millions	August 31, 2026		November 30, 2025
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$182.4	$2.4	$405.7	$4.0
U.S. government agency CMBS	621.2	1.0	1,108.2	1.1
CLOs	12,979.1	102.9	10,970.6	436.6
Consumer and other loans	2,862.2	116.9	2,596.7	104.9
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

$ in millions	August 31, 2026	November 30, 2025
Financial instruments owned	$—	$456.1
Other secured financings	—	456.1
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

Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs:

	August 31, 2026 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$0.5	$19.0
Financial instruments owned	5.8	144.9
Securities purchased under agreements to resell (2)	2,907.3	—
Receivables from brokers (3)	—	53.6
Other receivables	1.4	3.1
Other assets (4)	24.7	84.2
Total assets	$2,939.7	$304.8
Financial instruments sold, not yet purchased	$—	$71.2
Other secured financings (5)	2,919.5	26.0
Other liabilities (6)	12.1	92.2
Long-term debt	—	70.2
Total liabilities	$2,931.6	$259.6

	November 30, 2025 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$1.7
Segregated cash	—	1.4
Financial instruments owned	1.4	142.6
Securities purchased under agreements to resell (2)	3,043.4	121.5
Receivables from brokers (3)	—	104.1
Other receivables	—	3.1
Other assets (4)	—	87.1
Total assets	$3,044.8	$461.5
Financial instruments sold, not yet purchased	$—	$83.8
Other secured financings (5)	3,042.4	21.6
Securities sold under agreements to repurchase	—	147.8
Other liabilities (6)	7.3	85.1
Long-term debt	—	70.2
Total liabilities	$3,049.7	$408.5
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, all of which are eliminated in consolidation.
(3)Includes $0.5 million and $0.5 million at August 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(4)Includes $3.3 million and $3.4 million at August 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(5)Includes $615.3 million and $780.5 million at August 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
(6)Includes $91.7 million and $84.0 million at August 31, 2026 and November 30, 2025, respectively, with related consolidated entities, which are eliminated in consolidation.
Secured Funding Vehicles. We sell agency and non-agency residential and commercial mortgage loans, and asset-backed securities to asset-backed financing vehicles pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. From time to time, we may also securitize other financial instruments, hold variable interests in other securitization vehicles, and acquire equity interests in financing vehicles established to provide credit facilities.
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
Nonconsolidated VIEs

	August 31, 2026
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$1,515.9	$5.4	$6,698.6	$21,170.1
Asset-backed vehicles	994.0	—	1,320.2	9,663.4
Related party private equity vehicles	1.5	—	11.3	74.0
Other investment vehicles	1,557.5	—	1,755.5	96,705.2
Total	$4,068.9	$5.4	$9,785.6	$127,612.7

	November 30, 2025
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$1,245.3	$96.5	$7,055.5	$17,600.4
Asset-backed vehicles	1,207.3	—	1,797.1	6,616.0
Related party private equity vehicles	3.5	—	14.3	57.7
Other investment vehicles	1,722.7	—	2,009.6	74,007.9
Total	$4,178.8	$96.5	$10,876.5	$98,282.0
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

August 2026 Form 10-Q	27

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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (refer to Note 10, Investments for further information)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2026 and November 30, 2025, our remaining equity commitment in the JCP Entities was $8.8 million and $9.7 million, respectively. At August 31, 2026 and November 30, 2025, we also had remaining commitments of $2.8 million and $0.4 million, respectively, to a private equity fund managed by us for the benefit of our employees. The carrying value of our collective equity interests were $1.6 million and $3.4 million at August 31, 2026 and November 30, 2025, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the vehicles primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2026 and November 30, 2025, our remaining equity commitment in various other investment vehicles was $182.5 million and $282.2 million, respectively. The carrying value of our equity investments was $1.56 billion at $1.72 billion August 31, 2026 and November 30, 2025, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims, various oil and gas assets. Additionally, we hold an investment in an unconsolidated energy tax credit vehicle in the form of a limited partnership, which operates with the objective of generating a return derived from tax credits earned within the partnership. The proportional amortization method has been elected for this investment and the amortization of the investment and related income tax credits and other income tax benefits are recorded as a component of income tax expense.

$ in millions	August 31, 2026
Carrying value (1)	$17.2

$ in millions	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Income tax credits and other income tax benefits	$22.1	$—	$52.9	$—
Proportional amortization	(16.3)	—	(39.0)	—
Net benefits included in income tax expense	$5.8	$—	$13.9	$—
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
At August 31, 2026 and November 30, 2025, we held $1.24 billion and $1.06 billion of agency mortgage-backed securities, respectively, and $262.1 million and $156.3 million of non-agency mortgage-backed and other asset-backed securities, respectively,

28	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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

$ in millions	August 31, 2026	November 30, 2025
Total Investments in and loans to related parties	$1,653.3	$1,496.1

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Total equity method pickup earnings recognized in Other revenues	$52.8	$39.1	$99.1	$54.3
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of August 31, 2026.
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
At August 31, 2026, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. As of August 31, 2026, our commitment to Jefferies Finance has been fully funded. The investment commitment is scheduled to expire on March 1, 2027 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a secured revolving credit facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total facility is a committed amount of $500.0 million at August 31, 2026. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2027 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2026, we had funded $61.5 million of our $250.0 million commitment.
Activity related to the facility:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Interest income	$1.8	$—	$2.1	$—
Unfunded commitment fees	0.2	$0.3	$0.8	$0.9
Selected financial information for Jefferies Finance:

$ in millions	August 31, 2026	November 30, 2025
Total assets	$7,417.5	$7,356.1
Total liabilities	5,899.0	5,959.2
Total mezzanine equity	16.9	14.8

$ in millions	August 31, 2026	November 30, 2025
Our total investment balance	$750.8	$691.0

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Net earnings attributable to members	$45.3	$27.0	$113.8	$25.4
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Origination and syndication fee revenues (1)	$41.8	$73.3	$136.6	$191.9
Origination fee expenses (1)	10.7	18.3	40.3	50.7
CLO placement and structuring fee revenues (2)	0.2	0.8	3.0	2.3
Placement and referral fees (3)	4.8	6.1	18.5	16.1
Asset management fee revenues (4)	—	—	—	7.5
Net underwriting revenues (5)	5.0	0.5	3.9	0.5
Service fees (6)	25.4	24.0	116.8	101.0
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
(4)Under a fee and revenue sharing agreement with Jefferies Finance, we receive fees, which are included in Asset management fees and revenues.
(5)We act as an underwriter in connection with term loans issued by Jefferies Finance.
(6)Under a service agreement, we charge Jefferies Finance for various administrative services provided.

August 2026 Form 10-Q	29

Notes to Consolidated Financial Statements
(Unaudited)
Additional balances with Jefferies Finance as reported in our Consolidated Statements of Financial Condition.

$ in millions	August 31, 2026	November 30, 2025
Assets
Financial instruments owned, at fair value (1)	$2.0	$10.9
Other assets (2)	13.0	7.0
Liabilities
Financial instruments sold, not yet purchased, at fair value (1)	$1.3	$0.4
Payables:
Brokers, dealers and clearing organizations (3)	23.3	17.2
Customers (4)	2.3	3.3
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
In the third quarter of 2026, we purchased a $24.8 million pre-IPO term loan from Jefferies Finance. The loan is accounted for at amortized cost and reported within Other assets.
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
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary, for which we receive a surety fee, and a corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2026, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	August 31, 2026	November 30, 2025
Total assets	$4,690.0	$5,269.8
Total liabilities	3,158.7	3,953.1
Total noncontrolling interest	565.3	369.0

$ in millions	August 31, 2026	November 30, 2025
Our total investment balance	$438.8	$429.7

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Net earnings attributable to members	$70.2	$70.9	$137.1	$152.9

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Distributions	$25.4	$42.3	$52.0	$69.3
At August 31, 2026 and November 30, 2025, we had commitments to purchase $6.7 million and $13.6 million, respectively, of agency CMBS from Berkadia.
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
Selected financial information for the real estate investments:

$ in millions	August 31, 2026	November 30, 2025
Total assets	$307.9	$312.6
Total liabilities	459.3	470.7

	August 31, 2026	November 30, 2025
Our total investment balance	$100.4	$98.7

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Net earnings	$1.8	$0.4	$6.7	$1.7

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Distributions we received from Brooklyn Renaissance Hotel	$—	$—	$—	$1.2
JCP Fund V
We have limited partnership interests of 3% and 12% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President and which are in the process of being fully liquidated. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $0.8 million and $2.8 million at August 31, 2026 and November 30, 2025, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results from these investments which are included in Principal transactions revenues:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Net gains from our investments in JCP Fund V	$0.1	$0.6	$0.4	$0.4

30	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
At both August 31, 2026 and November 30, 2025, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both August 31, 2026 and November 30, 2025, our unfunded commitment relating to JCP Fund V was $8.7 million. We do not expect any further capital to be called by JCP Fund V.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 8.3% at August 31, 2026 of the combined equity interests:

	Three Months Ended (1)
$ in millions	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net increase (decrease) in net assets resulting from operations	$0.2	$1.0	$—	$1.7	$0.1	$(0.6)
(1)Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2026 and 2025 is included based on the periods presented.
Hildene
In July 2024, we invested $25.0 million in the Class A Common Equity Units of Hildene Insurance Holdings, LLC (“Hildene Insurance”), an investment fund with insurance exposures. On March 1, 2025, we made an additional investment of $75.0 million in Hildene Insurance, which resulted in an increase of our effective ownership from 8.8% to 23.5%. The investment is accounted for under the equity method with a carrying amount of $128.1 million and $113.8 million at August 31, 2026 and November 30, 2025, respectively.
Selected financial information for Hildene Insurance:

$ in millions	June 30, 2026 (1)	September 30, 2025 (1)
Total assets	$637.6	$498.4
Total liabilities	30.9	0.7
Total members’ equity	606.7	497.7

	Three Months Ended (1)
$ in millions	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net increase in members’ equity resulting from operations	$44.1	$15.8	$16.6	$44.9	$27.5	$8.4
(1)Financial information for Hildene Insurance Holdings, LLC included in our financial position at August 31, 2026 and November 30, 2025 is based on the dates presented, and in our results of operations for the three and nine months ended August 31, 2026 and 2025 is based on the periods presented.
On December 9, 2025, we entered into an agreement to acquire a 50% interest in Hildene Holding Company, LLC, parent of Hildene Capital Management, LLC, a credit-focused asset manager and the parent of Hildene Insurance. We will contribute our existing revenue share, a portion of our interest in a Hildene-managed fund, and $340.0 million in cash. Hildene’s principals will contribute their ownership interests and approximately $250.0 million of the fund and related equity interests. Closing is targeted to occur in the first quarter of 2027, subject to customary approvals.
ApiJect
We own shares that represent a 37.9% and 33.6% economic interest in ApiJect at August 31, 2026 and November 30, 2025, respectively, which are accounted for at fair value by electing the fair value option available under U.S. GAAP, and are included within corporate equity securities in Financial instruments owned, at fair value. At both August 31, 2026 and November 30, 2025, the total fair value of our total equity investment in common shares of ApiJect was $97.9 million, which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which matures on October 31, 2026. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million at both August 31, 2026 and November 30, 2025, which would be classified as Level 3 in the fair value hierarchy.
For the three and nine months ended August 31, 2026, we have purchased secured convertible promissory notes totaling $9.8 million and $23.5 million, respectively, from ApiJect. These promissory notes are accounted for at fair value in Financial instruments owned and classified within Level 3 of the fair value hierarchy.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Operating lease income	$—	$—	$—	$6.9
Also in December 2023, we provided a loan to the seller for $30.0 million, which was paid off on April 1, 2025. The loan was accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of $1.0 million on the loan during the nine months ended August 31, 2025. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $7.3 million and $43.2 million at August 31, 2026 and November 30, 2025, respectively, and are classified within Level 3 of the fair value hierarchy. In the third quarter of 2026, we received a distribution on the preferred shares of $37.6 million and recognized a gain of $1.8 million.
In September 2024, we provided a €15.0 million loan, which matured in August 2026, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual. We recognized interest income of $0.4 million and $1.5 million for the three and nine months ended August 31, 2026, respectively, and $0.5 million and $1.5 million during the three and nine months ended August 31, 2025, respectively.
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

August 2026 Form 10-Q	31

Notes to Consolidated Financial Statements
(Unaudited)
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
Allowance for credit losses for investment banking receivables:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Beginning balance	$14,529	$2,315	$3,681	$5,277
Bad debt expense	7,867	2,156	22,286	4,974
Charge-offs	(200)	—	(216)	(3,076)
Recoveries collected	(2,343)	(1,274)	(5,898)	(3,978)
Ending balance (1)	$19,853	$3,197	$19,853	$3,197
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
Note 12. Goodwill and Intangible Assets
Goodwill

	Nine Months Ended August 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,535,961	$301,609	$1,837,570
Currency translation and other adjustments	1,430	2,113	3,543
Impairment (1)	—	(58,240)	(58,240)
Reclassification to held for sale (1)	—	(56,850)	(56,850)
Balance, at end of period	$1,537,391	$188,632	$1,726,023
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, we recorded a $58.2 million goodwill impairment charge. The remaining goodwill balance was reclassified as held for sale at August 31, 2026. See Note 4, Assets and Liabilities Held for Sale.

	Nine Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,533,013	$294,925	$1,827,938
Currency translation and other adjustments	4,866	11,389	16,255
Measurement period adjustments (1)	—	1,802	1,802
Write-off related to disposals	—	(5,563)	(5,563)
Balance, at end of period	$1,537,879	$302,553	$1,840,432
(1)Relates to a measurement period adjustment recorded during the second quarter of 2025 attributable to the Go Internet acquisition. Refer to Note 4, Business Acquisitions and Discontinued Operations in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025 for further discussion.
Carrying values of goodwill by reporting unit:

$ in millions	August 31, 2026	November 30, 2025
Investment banking	$702.7	$702.0
Equities and wealth management	256.1	255.9
Fixed income	578.5	578.0
Asset management	143.0	143.0
Other investments	45.7	158.7
Total	$1,726.0	$1,837.6
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

32	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
We test goodwill allocated to our Investment Banking, Equities, Fixed Income and Asset Management reporting units annually on August 1 and test goodwill allocated to other individual investments annually on November 30. Our annual goodwill impairment testing at August 1, 2026 did not indicate any goodwill impairment in any of our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable segment and did not indicate any goodwill impairment in our Asset Management reporting unit. The results of our assessment indicated that each of these reporting units had a fair value in excess of their carrying amounts based on current projections.
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
Intangible Assets

	August 31, 2026			Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$127,686	$(107,275)	$20,411	4.5
Trademarks and trade names (1)	129,066	(49,839)	79,227	21.5
Exchange and clearing organization membership interests and registrations	8,712	—	8,712	N/A
Other (1)	15,156	(14,525)	631	2.0
Total	$280,620	$(171,639)	$108,981

	November 30, 2025				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired	Accumulated Amortization	Net Carrying Amount
Customer relationships	$166,328	$622	$(116,810)	$50,140	4.6
Trademarks and trade names	160,674	—	(55,948)	104,726	20.6
Exchange and clearing organization membership interests and registrations	8,717	—	—	8,717	N/A
Other	86,815	99	(47,920)	38,994	2.8
Total	$422,534	$721	$(220,678)	$202,577
(1)Following the acceptance of a binding offer for Tessellis during the first quarter of 2026, intangible assets of $82.7 million related to Tessellis were reclassified as held for sale. See Note 4, Assets and Liabilities Held for Sale.
At August 1, 2026, we performed our annual impairment testing of intangible assets with an indefinite useful life consisting of exchange and clearing organization membership interests and registrations. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, we recognized aggregate amortization expense of $2.2 million and $12.8 million for the three and nine months ended August 31, 2026, respectively, and $8.6 million and $25.0 million for the three and nine months ended August 31, 2025, respectively. These expenses are included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years:

Year	$ in thousands
Remainder of fiscal year 2026	$2,165
Year ending November 30, 2027	8,685
Year ending November 30, 2028	8,567
Year ending November 30, 2029	8,380
Year ending November 30, 2030	8,322
Note 13. Revenues from Contracts with Customers

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Revenues from contracts with customers:
Investment banking	$1,300,443	$1,086,307	$3,520,393	$2,597,559
Commissions and other fees	386,968	319,784	1,138,899	951,933
Asset management fees	2,156	8,236	12,648	61,539
Real estate revenues	8,847	16,621	13,388	43,913
Internet connection and broadband revenues	35,524	56,598	142,038	171,069
Other contracts with customers	17,870	16,616	54,902	49,515
Total revenue from contracts with customers	1,751,808	1,504,162	4,882,268	3,875,528
Other sources of revenue:
Principal transactions	468,655	486,893	1,444,819	1,232,630
Revenues from strategic affiliates	15,883	11,933	104,250	76,582
Interest	922,999	846,894	2,590,080	2,570,090
Other	71,453	57,792	198,843	120,023
Total revenues	$3,230,798	$2,907,674	$9,220,260	$7,874,853

August 2026 Form 10-Q	33

Notes to Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue

	Three Months Ended August 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$817,822	$—	$817,822
Investment banking - Underwriting	482,621	—	482,621
Equities (1)	385,244	—	385,244
Fixed income (1)	1,724	—	1,724
Asset management	—	2,156	2,156
Other investments	—	62,241	62,241
Total	$1,687,411	$64,397	$1,751,808
Primary geographic region:
Americas	$1,308,726	$26,937	$1,335,663
Europe and the Middle East	232,627	36,426	269,053
Asia-Pacific	146,058	1,034	147,092
Total	$1,687,411	$64,397	$1,751,808

	Three Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$655,578	$—	$655,578
Investment banking - Underwriting	430,730	—	430,730
Equities (1)	318,319	—	318,319
Fixed income (1)	1,464	—	1,464
Asset management	—	8,236	8,236
Other investments	—	89,835	89,835
Total	$1,406,091	$98,071	$1,504,162
Primary geographic region:
Americas	$1,038,469	$39,591	$1,078,060
Europe and the Middle East	252,336	57,591	309,927
Asia-Pacific	115,286	889	116,175
Total	$1,406,091	$98,071	$1,504,162

	Nine Months Ended August 31, 2026
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$2,019,068	$—	$2,019,068
Investment banking - Underwriting	1,501,325	—	1,501,325
Equities (1)	1,133,843	—	1,133,843
Fixed income (1)	5,056	—	5,056
Asset management	—	12,648	12,648
Other investments	—	210,328	210,328
Total	$4,659,292	$222,976	$4,882,268
Primary geographic region:
Americas	$3,512,963	$74,937	$3,587,900
Europe and the Middle East	747,347	145,080	892,427
Asia-Pacific	398,982	2,959	401,941
Total	$4,659,292	$222,976	$4,882,268

	Nine Months Ended August 31, 2025
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,511,218	$—	$1,511,218
Investment banking - Underwriting	1,086,341	—	1,086,341
Equities (1)	946,549	—	946,549
Fixed income (1)	5,384	—	5,384
Asset management	—	61,539	61,539
Other investments	—	264,497	264,497
Total	$3,549,492	$326,036	$3,875,528
Primary geographic region:
Americas	$2,575,418	$149,184	$2,724,602
Europe and the Middle East	663,986	174,079	838,065
Asia-Pacific	310,088	2,773	312,861
Total	$3,549,492	$326,036	$3,875,528
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 20, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2026. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three and nine months ended August 31, 2026, we recognized $21.6 million and $32.7 million, respectively, compared with $36.1 million and $83.8 million during the three and nine months ended August 31, 2025, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, three and nine months ended August 31, 2026, we recognized $9.8 million and $26.4 million, respectively, compared with $8.5 million and $24.0 million during the three and nine months ended August 31, 2025, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at August 31, 2026 and November 30, 2025 was $59.5 million and $92.3 million, respectively, which is recorded in Accrued expenses and other liabilities. During the three and nine months ended August 31, 2026, we recognized

34	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
revenues of $19.7 million and $77.3 million, respectively, compared with $44.8 million and $52.8 million for the three and nine months ended August 31, 2025, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $475.2 million and $396.8 million at August 31, 2026 and November 30, 2025, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2026 and November 30, 2025, capitalized costs to fulfill a contract were $6.3 million and $5.2 million, respectively, which are recorded in Receivables – Fees, interest and other. During the three and nine months ended August 31, 2026, we recognized expenses of $2.5 million and $3.9 million, respectively, compared with $1.3 million and $1.9 million during the three and nine months ended August 31, 2025, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs for the three and nine months ended August 31, 2026 and August 31, 2025.
Note 14. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the Senior Executive Compensation Plan and other compensation plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025.
At August 31, 2026, there were approximately 2.1 million shares of restricted stock outstanding with future service required, 6.7 million RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 7.7 million RSUs outstanding with no future service required, and 5.1 million stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19.4 million at August 31, 2026.
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Restricted cash awards	$132.2	$126.3	$389.7	$372.9
Restricted stock and RSUs (1)	22.2	14.0	95.8	67.8
Profit sharing plan	2.9	2.2	12.9	11.4
Total compensation cost	$157.3	$142.5	$498.4	$452.1
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at August 31, 2026:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$196.0	3.1
Restricted cash awards (1)	1,000.5	2.5
Total	$1,196.5
(1)The remaining unamortized amount is included within Other assets.
Note 15. Borrowings
Short-Term Borrowings

$ in thousands	August 31, 2026	November 30, 2025
Bank loans and other credit facilities	$316,060	$568,418
Fixed rate callable notes	1,149,721	1,198,788
Total short-term borrowings (1)	$1,465,781	$1,767,206
(1)    Short-term borrowings mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At August 31, 2026 and November 30, 2025, the weighted average interest rate on bank loans outstanding is 4.90% and 4.92% per annum, respectively.
Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2026, we were in compliance with all covenants under these credit facilities.

August 2026 Form 10-Q	35

Notes to Consolidated Financial Statements
(Unaudited)
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	August 31, 2026	November 30, 2025
Parent Co. unsecured borrowings
Fixed rate	2026	$—	$869,461
	2027	1,121,714	1,117,106
	2028	996,038	1,029,501
	2029	591,472	586,495
	2030	1,013,529	1,063,637
	2031 and Later	8,600,403	4,782,178

Variable rate	2026	—	45,235
	2029	1,313	1,312
	2031 and Later	217,137	71,924

Structured notes (1)	2026	76,130	102,743
	2027	100,489	94,777
	2028	188,238	176,009
	2029	184,671	178,956
	2030	307,098	443,825
	2031 and Later	2,504,510	2,156,638
Total Parent Co. unsecured borrowings (2)		15,902,742	12,719,797
Subsidiaries secured borrowings
Fixed rate	2026	89,923	166,414
	2027	645,309	630,114
	2028	170,595	746,556
	2029	276,495	191,068

Variable rate	2026	12,935	525,000
	2027	—	124,458
	2028	670,200	—
	2030 and Later	39,606	—

Total Subsidiaries secured borrowings		1,905,063	2,383,610
Subsidiaries unsecured borrowings
Fixed rate	2029	—	3,937
	2030	—	1,416
	2031 and Later	651,190	633,372

Variable rate	2026	—	100,000
	2027	—	53,759
Total Subsidiaries unsecured borrowings		651,190	792,484
Total long-term debt (3)		$18,458,995	$15,895,891
Fair value (4)		$18,320,516	$16,122,970
Weighted-average interest rate (5)		5.18%	5.11%
Interest rate range (5)		0.00% - 7.40%	0.00% - 7.50%
(1)Structured notes have various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from non-credit components recognized in Principal transactions revenues.
(2)Carrying values of certain borrowings, totaling $2.08 billion and $2.68 billion for August 31, 2026 and November 30, 2025, respectively, include cumulative hedging adjustments of $157.0 million and $142.8 million at August 31, 2026 and November 30, 2025, respectively, associated with interest rate swaps based on designation as fair value hedges.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At August 31, 2026 and November 30, 2025, our borrowings under several credit facilities classified within Long-term debt amounted to $670.2 million and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Certain of our long-term borrowings are callable by us prior to maturity reflected at their contractual maturity dates. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2026, we were in compliance with all covenants under theses credit agreements.
(4)The structured notes are classified as Level 2 or Level 3 in the fair value hierarchy. All of our long-term debt with exception of certain of the structured notes would be classified as Level 2 in the fair value hierarchy.
(5)Interest rates exclude structured notes.

36	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
For the nine months ended August 31, 2026, long-term debt increased by $2.56 billion to $18.46 billion at August 31, 2026, primarily due to proceeds of $4.53 billion from the issuances of unsecured senior notes, $169.2 million from net issuances of structured notes, $32.6 million from valuation adjustments and $18.4 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $1.55 billion on our unsecured senior notes, paydowns of $556.2 million in subsidiary debt and the reclassification of $51.9 million of Tessellis’ borrowings to liabilities held for sale (refer to Note 4, Assets and Liabilities Held for Sale for further information).
Note 16. Total Equity
Preferred Shares
At August 31, 2026 and November 30, 2025, 6.0 million of preferred shares, par value $1.00 per share, were authorized.
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis. Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation’s (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock exchanged. During 2024, we issued 55,125 shares of Series B Preferred Stock to SMBC in exchange for approximately 27.6 million shares of voting common stock. These preferred shares were subsequently converted by SMBC into 27.6 million shares of non-voting common stock on June 30, 2026. As of August 31, 2026, there is no outstanding Series B Preferred Stock.
On September 19, 2025, our Board of Directors established Series B-1 Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B-1 Preferred Stock”) and designated 17,500 shares as Series B-1 Preferred Stock with a liquidation preference of $500 per share. Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated Exchange Agreement”) with SMBC, which entitles SMBC to exchange shares of our voting common stock for shares of the Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company. As of August 31, 2026, there is no outstanding Series B-1 Preferred Stock.
Common Shares
Our Board of Directors has authorized two classes of common stock (i) voting and (ii) non-voting. The rights of the holders of each class of common stock are identical with the exception of voting rights.

August 31, 2026
Common Shares	Par Value	Authorized Shares (1)	Outstanding Shares
Voting common shares	$1.00	552,264,500	189,078,660
Non-voting common shares	$1.00	47,735,500	40,579,081
Total		600,000,000	229,657,741

November 30, 2025
Common Shares	Par Value	Authorized Shares	Outstanding Shares
Voting common shares	$1.00	565,000,000	206,296,167
Non-voting common shares	$1.00	35,000,000	—
Total		600,000,000	206,296,167
(1)On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of 552,264,500 shares of voting common stock with a par value of $1.00 per share, and 47,735,500 shares of non-voting common stock with a par value of $1.00 per share.
On April 27, 2026, SMBC exchanged 9.2 million shares of Jefferies’ voting common stock for shares of non-voting common stock on a one-for-one basis. The rights of voting and non-voting common shares are identical, except with respect to voting rights.
On June 30, 2026, SMBC converted 55,125 preferred shares for 27.6 million non-voting common shares in accordance with the Exchange Agreement.
On July 10, 2026, SMBC also exchanged 3.8 million shares of Jefferies’ voting common shares for non-voting common shares on a one-for-one basis.
At August 31, 2026, SMBC owns 19.6% of our combined voting and non-voting common stock on a fully-diluted basis.
During the nine months ended August 31, 2026, we repurchased a total 8.3 million of our common shares for $441.2 million, or an average price of $53.25 per share, including 6.3 million of our common shares for $333.0 million in the open market under our share repurchase program, and 2.0 million of our common shares for $108.2 million in connection with net-share tax withholding under our equity compensation plan. In September 2026, the Board of Directors has authorized the repurchase of common stock up to $250.0 million under our share repurchase program for future repurchases.

August 2026 Form 10-Q	37

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
The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

$ in thousands, except per share amounts	Three Months Ended August 31, 2026		Nine Months Ended August 31, 2026
	Voting	Non-Voting	Voting	Non-Voting
Basic earnings per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$80,481	$16,232	$251,819	$19,930
Allocation of undistributed earnings	162,381	24,789	369,798	20,171
Net earnings attributable to common shareholders for basic earnings per share	$242,862	$41,021	$621,617	$40,101
Denominator
Weighted average common shares outstanding	191,147	30,293	199,269	11,353
Weighted average shares of restricted stock outstanding with future service required	(2,058)	—	(2,095)	—
Weighted average RSUs outstanding with no future service required	9,348	—	10,958	—
Number of shares used in per share computation	198,437	30,293	208,132	11,353
Basic earnings per share (1)	$1.22	$1.35	$2.99	$3.53

Diluted earnings per share:
Numerator
Allocation of total earnings for basic computation	$242,862	$41,021	$621,617	$40,101
Reallocation of total earnings as a result of conversion of preferred shares to non-voting common shares	—	7,110	—	59,843
Net earnings attributable to common shareholders for diluted earnings per share	$242,862	$48,131	$621,617	$99,944
Denominator
Number of shares used in basic computation	198,437	30,293	208,132	11,353
Weighted average effect of dilutive securities:
Add: Conversion of preferred shares to non-voting common shares	—	8,688	—	21,271
Add: Stock options and other share-based awards	5,210	—	4,900	—
Add: Senior executive compensation plan restricted stock unit awards	2,698	—	2,499	—
Number of shares used in per share computation	206,345	38,981	215,531	32,624
Diluted earnings per share (1)	$1.18	$1.23	$2.88	$3.06
(1)As a result of the timing of SMBC’s conversion of 55,125 shares of preferred stock for shares of Jefferies’ non-voting common stock and the exchange of 3.8 million shares of Jefferies’ voting common stock for non-voting common stock during the third quarter of 2026, basic and diluted earnings per share differ between the voting and non-voting common shares. Because non-voting shares were outstanding for only a portion of the three and nine month periods, their weighted average share count amplified the impact of distributed dividends, and accordingly, the non-voting common shares reflect higher earnings per share than the voting common shares, despite both classes having identical dividend rates.

38	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

In thousands, except per share amounts	Three Months Ended August 31, 2025	Nine Months Ended August 31, 2025
Numerator for earnings per common share:
Net earnings	$242,504	$470,748
Less: Net losses attributable to noncontrolling interests	(10,041)	(24,692)
Allocation of earnings to participating securities (1)	(28,559)	(55,528)
Net earnings attributable to common shareholders for basic earnings per share	$223,986	$439,912
Net earnings attributable to common shareholders for diluted earnings per share	$223,986	$439,912

Denominator for earnings per common share:
Weighted average common shares outstanding	206,272	206,191
Weighted average shares of restricted stock outstanding with future service required	(2,224)	(2,259)
Weighted average RSUs outstanding with no future service required	11,245	11,045
Weighted average basic common shares	215,293	214,977
Stock options and other share-based awards	4,643	4,915
Senior executive compensation plan RSU awards	2,779	2,647
Weighted average diluted common shares (2)	222,715	222,539

Earnings per common share:
Basic	$1.04	$2.05
Diluted	$1.01	$1.98
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 27.6 million for both the three and nine months ended August 31, 2025. Dividends paid on participating securities were $11.0 million and $33.1 million for the three and nine months ended August 31, 2025, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at August 31, 2025 were 13.4% of the weighted average common shares outstanding for three and nine months ended August 31, 2025.

August 2026 Form 10-Q	39

Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Nine Months Ended August 31, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40
March 25, 2026	May 18, 2026	May 29, 2026	$0.40
June 24, 2026	August 18, 2026	August 28, 2026	$0.40

Nine Months Ended August 31, 2025
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2025	February 14, 2025	February 27, 2025	$0.40
March 26, 2025	May 19, 2025	May 29, 2025	$0.40
June 25, 2025	August 18, 2025	August 29, 2025	$0.40
On September 28, 2026, the Board of Directors declared a dividend of $0.40 per common share to be paid on November 25, 2026 to common shareholders of record at November 16, 2026.
During the three months ended August 31, 2026, we paid no cash dividends related to the Series B Preferred Stock, as all outstanding shares were converted into non-voting common stock before the dividend record date. During the nine months ended August 31, 2026, we paid cash dividends of $22.1 million. During the three and nine months ended August 31, 2025, we paid cash dividends related to the Series B Preferred stock of $11.0 million and $33.1 million, respectively.
The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	August 31, 2026	November 30, 2025
Net unrealized losses on available-for-sale securities	$298	$(1,796)
Net currency translation adjustments and other	(143,336)	(145,280)
Net unrealized losses related to instrument-specific credit risk	(182,717)	(200,688)
Net cash flow hedges	263	—
Net minimum pension liability	(36,430)	(36,670)
Total accumulated other comprehensive loss, net of tax	$(361,922)	$(384,434)
Amounts reclassified out of accumulated other comprehensive income (loss) to net earnings:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Net unrealized gains on instrument-specific credit risk at fair value (1)	$3,135	$2,304	$8,925	$9,962
Amortization of defined benefit pension plan actuarial losses (2)	(155)	(124)	(466)	(950)
Total reclassifications for the period, net of tax	$2,980	$2,180	$8,459	$9,012
(1)The amounts include income tax expense of $1.0 million and $2.8 million for the three and nine months ended August 31, 2026, respectively, compared with income tax expense of $0.8 million and $3.4 million for the three and nine months ended August 31, 2025, respectively, which were reclassified to Principal transactions revenues.
(2)The amount includes income tax benefit of $0.1 million for the nine months ended August 31, 2026, compared with an income tax benefit of $0.3 million for nine months ended August 31, 2025, which were reclassified to Compensation and benefits expenses.
Note 17. Income Taxes
At August 31, 2026 and November 30, 2025, our total gross unrecognized tax benefits were $240.7 million and $241.6 million, respectively.
At August 31, 2026 and November 30, 2025, we had interest accrued of $200.4 million and $177.9 million, respectively, included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $189.7 million and $190.9 million (net of Federal benefit) at August 31, 2026 and November 30, 2025, respectively.
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
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2022
New York State	2003
New York City	2006
United Kingdom	2023
Germany	2020
Hong Kong	2020

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Income tax expense	$62.8	$89.3	$181.2	$147.0
Effective tax rate	17.9%	26.9%	20.6%	23.8%
Note 18. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	2032 and Later	Maximum Payout
Equity commitments (1)	$4.0	$105.8	$88.9	$0.6	$88.6	$287.9
Loan commitments (1)	0.6	193.4	101.7	105.7	10.6	412.0
Loan purchase commitments (2)	2,768.1	—	—	—	—	2,768.1
Forward starting reverse repos (3)	2,381.1	—	—	—	—	2,381.1
Forward starting repos (3)	1,037.8	—	—	—	—	1,037.8
Other unfunded commitments (1)	242.7	941.1	3,034.1	41.4	—	4,259.3
Total commitments	$6,434.3	$1,240.3	$3,224.7	$147.7	$99.2	$11,146.2
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at August 31, 2026, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.59 billion.

40	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
(3)At August 31, 2026, all of the of the forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At August 31, 2026, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $9.7 million.
Additionally, at August 31, 2026, we had other outstanding equity commitments to invest up to $163.8 million with strategic affiliates and $114.4 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2026, we had outstanding loan commitments of $220.3 million to a client and $3.2 million to strategic affiliates.
Loan commitments outstanding at August 31, 2026 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwriting by Jefferies Finance.
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
Notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2026:

	Expected Maturity Date (Fiscal Years)
$ in millions	2026	2027	2028 and 2029	2030 and 2031	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$5,274.8	$17,193.7	$23,331.3	$3,924.8	$49,724.6
Total derivative contracts	$5,274.8	$17,193.7	$23,331.3	$3,924.8	$49,724.6
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2026, the fair value of derivative contracts meeting the definition of a guarantee, gross of any counterparty and cash collateral netting, is a liability of approximately $759.2 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At August 31, 2026, the aggregate amount of infrastructure improvement bonds outstanding was $68.3 million.
Standby Letters of Credit. At August 31, 2026, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $455.6 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

August 2026 Form 10-Q	41

Notes to Consolidated Financial Statements
(Unaudited)
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
Note 19. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC is also an Introducing Broker subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, which sets forth minimum financial requirements. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from a futures commission merchant to an Introducing Broker. The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and CFTC Introducing Broker is equal to the greater of the requirement under Rule 15c3-1 or Regulation 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization (“DSRO”) for Jefferies LLC as an Introducing Broker. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from an futures commission merchant to an Introducing Broker.
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
At August 31, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$3,713,973	$3,485,328
JFSI - SEC	371,762	326,827
JFSI - CFTC	371,762	333,994
JIL (1)	2,331,178	1,363,033
Jefferies GmbH (1)	394,252	290,749
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At August 31, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2026, Jefferies LLC had $225.5 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”), Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2026, Jefferies LLC had $528.2 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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

42	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
Summary of our results by reportable business segment:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Investment Banking and Capital Markets:
Revenues
Non-interest revenues	$2,184	$1,840	$6,006	$4,658
Interest income	880	805	2,187	2,450
Total revenues (1)	3,064	2,645	8,193	7,108
Interest expense	931	787	2,258	2,380
Net revenues (1)	2,133	1,858	5,935	4,728
Non-interest expenses
Compensation and benefits	1,135	1,024	3,264	2,579
Brokerage and clearing fees	131	110	386	330
Technology and communications	159	141	447	401
Business development	80	72	235	202
Other segment items (3) (4)	201	175	608	524
Total non-interest expenses	1,706	1,522	4,940	4,036
Earnings before income taxes	$427	$336	$995	$692

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Asset Management:
Revenues
Non-interest revenues	$121	$209	$588	$623
Interest income	43	42	112	120
Total revenues (2)	164	251	700	743
Interest expense	78	74	206	220
Net revenues (2)	86	177	494	523
Non-interest expenses
Compensation and benefits	58	59	202	207
Brokerage and clearing fees	8	11	35	30
Technology and communications	15	16	49	42
Business development	3	7	13	29
Cost of sales	23	34	84	119
Other segment items (3) (5)	58	66	244	194
Total non-interest expenses	165	193	627	621
Losses before income taxes (6) (7)	$(79)	$(16)	$(133)	$(98)

Total of Reportable Business Segments:
Revenues
Non-interest revenues	$2,305	$2,049	$6,594	$5,281
Interest income	923	847	2,299	2,570
Total revenues	3,228	2,896	8,893	7,851
Interest expense	1,009	861	2,464	2,600
Net revenues	2,219	2,035	6,429	5,251
Non-interest expenses
Compensation and benefits	1,193	1,083	3,466	2,786
Brokerage and clearing fees	139	121	421	360
Technology and communications	174	157	496	443
Business development	83	79	248	231
Cost of sales	23	34	84	119
Other segment items (3)	259	241	852	718
Total non-interest expenses	1,871	1,715	5,567	4,657
Earnings before income taxes	$348	$320	$862	$594
(1)Includes total net earnings related to equity method investees of $43 million, $35 million, $81 million and $46 million, respectively.
(2)Includes total net earnings related to equity method investees of $10 million $4 million, $18 million and $9 million, respectively.
(3)Primarily consists of Underwriting costs, Occupancy and equipment rental, Professional services, and Depreciation and amortization.
(4)Includes Depreciation and amortization of $35 million, $30 million, $102 million and $69 million, respectively.
(5)Includes Depreciation and amortization of $9 million, $23 million, $45 million and $67 million, respectively.
(6)Consists of (losses) earnings before income taxes of $(49) million, $125 million, $(6) million and $142 million, respectively, related to asset management fees and investment return and earnings (losses) before taxes of $(31) million, $(141) million, $(128) million and $(240) million, respectively, related to Other investments.
(7)Includes losses before income taxes related to non-controlling interests of $3 million, $10 million, $24 million and $25 million, respectively.

August 2026 Form 10-Q	43

Notes to Consolidated Financial Statements
(Unaudited)
Reconciliation of Reportable Segment Information:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Total revenues for reportable segments	$2,219	$2,035	$6,429	$5,251
Other revenues not allocated to segments	3	12	17	24
Total consolidated net revenues	$2,222	$2,047	$6,446	$5,275

Total earnings for reportable segments	$348	$320	$862	$594
Earnings not allocated to segments	3	12	17	24
Total consolidated earnings	$351	$332	$879	$618
Assets by reportable business segment:

$ in millions	August 31, 2026	November 30, 2025
Investment Banking and Capital Markets	$76,188	$70,335
Asset Management	5,114	5,677
Total assets	$81,302	$76,012
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

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2026	2025	2026	2025
Americas (1)	$1,638	$1,448	$4,573	$3,545
Europe and the Middle East (2)	399	454	1,313	1,313
Asia-Pacific	185	145	560	417
Net revenues	$2,222	$2,047	$6,446	$5,275
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 21. Related Party Transactions
Officers, Directors and Employees
The following sets forth information regarding related party transactions with our officers, directors and employees:
•At August 31, 2026 and November 30, 2025, we had $14.1 million and $19.2 million, respectively, of loans, net of allowance, outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•Two of our directors and certain of our officers have total investments in entities managed by us of approximately $8.9 million and $10.4 million at August 31, 2026 and November 30, 2025, respectively.
Sumitomo Mitsui Banking Corporation (“SMBC”)
We have a strategic alliance with Sumitomo Mitsui Financial Group, Inc., SMBC and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”) to collaborate on corporate and investment banking business opportunities as well as opportunities related to equity sales, trading and research.
The following tables summarize balances with SMBC as reported in our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings. In addition, the synergies and value creation resulting from our strategic alliance with SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	August 31, 2026	November 30, 2025
Assets
Cash and cash equivalents	$351,647	$444,506
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	26,273	27,975
Financial instruments owned, at fair value	15,364	395
Securities borrowed	5,648	3,872
Securities purchased under agreements to resell	158,792	357,261
Receivables:
Brokers, dealers and clearing organizations	27,757	7,752
Customers	109	206
Fees, interest and other	5,984	5,438
Other assets	18,471	6,203
Total assets	$610,045	$853,608

Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,890	$6,763
Securities loaned	403,671	620
Securities sold under agreements to repurchase	514,781	638,581
Other secured financings	19,700	—
Payables:
Brokers, dealers and clearing organizations	4,301	470
Accrued expenses and other liabilities	40,614	9,537
Long-term debt (1)	—	—
Total liabilities	$984,957	$655,971
(1)We have a credit facility with SMBC of $700 million with an interest rate based on adjusted SOFR plus a spread.

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2026	2025	2026	2025
Revenues
Investment banking	$3,390	$3,114	$11,652	$11,912
Principal transactions (1)	19,778	(13,306)	68,089	(14,301)
Commissions and other fees	822	754	2,223	2,155
Interest	4,135	7,222	13,543	21,956
Total revenues	28,125	(2,216)	95,507	21,722
Interest expense	10,448	10,811	26,688	32,527
Net revenues	$17,677	$(13,027)	$68,819	$(10,805)
Non-interest expenses
Business development	$19,362	$11,108	$47,259	$22,913
Other expenses	56	1	232	6
Total non-interest expenses	$19,418	$11,109	$47,491	$22,919
(1)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.

44	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
In addition, we are party to an arrangement with SMBC in which we provide various administrative services to SMBC. For the three and nine months ended August 31, 2026, we charged SMBC an aggregate $5.7 million and $11.9 million, respectively, for administrative services.
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
Consolidated Results of Operations
Overview

	Three Months Ended August 31,
$ in thousands	2026	2025	% Change
Net revenues	$2,221,934	$2,047,432	8.5%
Non-interest expenses	1,870,896	1,715,617	9.1%
Earnings before income taxes	351,038	331,815	5.8%
Income tax expense	62,785	89,311	(29.7)%
Net earnings	288,253	242,504	18.9%
Net losses attributable to noncontrolling interests	(2,740)	(10,041)	(72.7)%
Preferred stock dividends	7,110	28,559	(75.1)%
Net earnings attributable to common shareholders	283,883	223,986	26.7%
Effective tax rate	17.9%	26.9%

	Nine Months Ended August 31,
$ in thousands	2026	2025	% Change
Net revenues	$6,445,515	$5,274,898	22.2%
Non-interest expenses	5,566,712	4,657,117	19.5%
Earnings before income taxes	878,803	617,781	42.3%
Income tax expense	181,226	147,033	23.3%
Net earnings	697,577	470,748	48.2%
Net losses attributable to noncontrolling interests	(24,038)	(24,692)	(2.6)%
Preferred stock dividends	59,897	55,528	7.9%
Net earnings attributable to common shareholders	661,718	439,912	50.4%
Effective tax rate	20.6%	23.8%
Post-Closing Adjustments to Previously Reported Results
Our results of operations for the three and nine months ended August 31, 2026, as reported in this Quarterly Report on Form 10-Q, differ from the results of operations previously presented in our Current Report on Form 8-K dated September 28, 2026. The differences reflect post-closing adjustments related to the recognition of excess tax benefits associated with share-based awards, which increased our deferred tax asset and decreased our income tax expense.

The net impact of these adjustments was an increase in net earnings attributable to common shareholders of $23.3 million and $22.1 million for the three and nine months ended August 31, 2026, respectively, compared with the amounts previously disclosed. These adjustments also increased total assets by $24.2 million, from $81.28 billion to $81.30 billion, and increased total shareholders’ equity by $24.2 million, from $10.69 billion to $10.71 billion. Income tax expense decreased by $24.2 million for both the three and nine months ended August 31, 2026.
Executive Summary
Three Months Ended August 31, 2026 Versus August 31, 2025
Net earnings attributable to common shareholders were $283.9 million and $224.0 million for the three months ended August 31, 2026 and 2025, respectively.
Our effective tax rate was 17.9%, and 26.9% for the three months ended August 31, 2026 and 2025, respectively.

August 2026 Form 10-Q	45

Nine Months Ended August 31, 2026 Versus August 31, 2025
Net earnings attributable to common shareholders were $661.7 million and $439.9 million for the nine months ended August 31, 2026 and 2025, respectively.
Our effective tax rate was 20.6%, and 23.8% for the nine months ended August 31, 2026 and 2025, respectively.
The remainder of our “Consolidated Results of Operations” is presented on a detailed product and expense basis. Our “Revenues by Source” is reported along the following business lines: Investment Banking, Equities, Fixed Income and Asset Management.
At August 31, 2026, we had 7,065 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, compared to 7,787 at November 30, 2025. Included within our global headcount are 677 employees at August 31, 2026 and 1,797 employees at November 30, 2025 of our Stratos, Tessellis, HomeFed and M Science subsidiaries.
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

	Three Months Ended August 31,
	2026		2025
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$817,823	36.8%	$655,578	32.0%	24.7%
Equity underwriting	305,549	13.8	181,205	8.9	68.6
Debt underwriting	177,072	8.0	249,525	12.2	(29.0)
Other investment banking	30,979	1.4	49,017	2.4	(36.8)
Total Investment Banking	1,331,423	60.0	1,135,325	55.5	17.3
Equities	626,154	28.2	486,695	23.8	28.7
Fixed income	176,024	7.9	236,687	11.6	(25.6)
Total Capital Markets	802,178	36.1	723,382	35.4	10.9
Total Investment Banking and Capital Markets (1)	2,133,601	96.1	1,858,707	90.9	14.8
Asset management fees and revenues	13,285	0.6	15,916	0.8	(16.5)
Investment return	20,949	0.9	68,026	3.3	(69.2)
Allocated net interest (2)	(21,438)	(1.0)	(18,550)	(0.9)	15.6
Other investments, inclusive of net interest	72,839	3.3	111,490	5.4	(34.7)
Total Asset Management	85,635	3.8	176,882	8.6	(51.6)
Other	2,698	0.1	11,843	0.5	(77.2)
Net revenues	$2,221,934	100.0%	$2,047,432	100.0%	8.5%

	Nine Months Ended August 31,
	2026		2025
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$2,019,069	31.3%	$1,511,218	28.6%	33.6%
Equity underwriting	982,209	15.2	432,091	8.2	127.3
Debt underwriting	519,116	8.1	654,250	12.4	(20.7)
Other investment banking	35,142	0.5	4,765	0.1	637.5
Total Investment Banking	3,555,536	55.1	2,602,324	49.3	36.6
Equities	1,785,393	27.7	1,421,997	27.0	25.6
Fixed income	594,833	9.2	703,824	13.3	(15.5)
Total Capital Markets	2,380,226	36.9	2,125,821	40.3	12.0
Total Investment Banking and Capital Markets (1)	5,935,762	92.0	4,728,145	89.6	25.5
Asset management fees and revenues	98,364	1.5	125,312	2.4	(21.5)
Investment return	140,978	2.2	112,796	2.1	25.0
Allocated net interest (2)	(66,611)	(1.0)	(54,915)	(1.0)	21.3
Other investments, inclusive of net interest	320,884	5.0	340,025	6.4	(5.6)
Total Asset Management	493,615	7.7	523,218	9.9	(5.7)
Other	16,138	0.3	23,535	0.5	(31.4)
Net revenues	$6,445,515	100.0%	$5,274,898	100.0%	22.2%
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
•our 45% share of net earnings from Berkadia, our commercial real estate joint venture, which includes commercial mortgage origination and servicing as well as investment sales;
•securities and loans received or acquired in connection with our investment banking activities; and
•certain revenue-sharing agreements with SMBC primarily associated with investment banking transactions.

46	Jefferies Financial Group Inc.

	Deals Completed
	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Advisory transactions	115	104	332	280
Public and private equity and convertible offerings	71	52	201	132
Public and private debt financings	361	384	872	865

	Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,
$ in billions	2026	2025	2026	2025
Advisory transactions	$138.8	$128.9	$407.1	$327.9
Public and private equity and convertible offerings	35.3	25.8	191.2	69.8
Public and private debt financings	137.8	154.2	343.8	401.7
Three Months Ended August 31, 2026 Versus August 31, 2025
Investment banking net revenues were $1.33 billion, up 17.3% compared to $1.14 billion for the prior year quarter.
Advisory had its best quarter on record, with net revenues of $817.8 million, up 24.7% compared to $655.6 million for the prior year quarter, driven by market share gains across multiple sectors.
Total underwriting net revenues were $482.6 million, up 12.0% from $430.7 million for the prior year quarter, primarily driven by market share gains and increased activity in Equity underwriting across most sectors. Debt underwriting decreased compared to the prior year quarter, primarily due to lower deal values.
Other investment banking net revenues were $31.0 million, compared to net revenues of $49.0 million for the prior year quarter, with lower mark-to-market net gains on certain investment positions for the current quarter. Performance from our Jefferies Finance joint venture improved, while performance from our Berkadia joint venture remained flat from the prior year quarter.
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
Nine Months Ended August 31, 2026 Versus August 31, 2025
Investment banking net revenues were $3.56 billion, up 36.6% compared to $2.60 billion for the prior year period.
Advisory net revenues were a record $2.02 billion and increased 33.6% compared to $1.51 billion for the prior year period, driven by market share gains and increased overall market opportunity.
Total underwriting net revenues were $1.50 billion, up 38.2% compared to $1.09 billion for the prior year period, primarily driven by market share gains and increased activity in Equity underwriting across most sectors. Debt underwriting decreased compared to the prior year period, primarily due to lower origination activity in our securitized products business.
Other investment banking net revenues were $35.1 million, compared to net revenues of $4.8 million for the prior year period, largely due to improved performance from our Jefferies Finance joint venture.
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
Three Months Ended August 31, 2026 Versus August 31, 2025
Equities net revenues were $626.2 million, up 28.7% from $486.7 million for the prior year quarter, marking our strongest quarter on record, driven by market share gains and higher global trading volumes, with stronger results across most of our businesses, particularly within cash and global electronic trading, equity options and corporate derivatives. Additionally, our prime services business continues to expand.
Nine Months Ended August 31, 2026 Versus August 31, 2025
Equities net revenues were a record $1.79 billion, up 25.6% compared to $1.42 billion for the prior year period, marking our strongest nine months on record, driven by market share gains and higher trading volumes, with stronger results across most of our businesses, particularly within cash and global electronic trading, equity options, convertibles, and corporate derivatives. Additionally, our prime services business continues to expand.
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
Three Months Ended August 31, 2026 Versus August 31, 2025
Fixed income net revenues were $176.0 million, down 25.6% compared to $236.7 million for the prior year quarter. Although both current and prior year quarters were impacted by significant U.S. policy and geopolitical events, market conditions were less favorable in the current quarter, which impacted results across several businesses.

August 2026 Form 10-Q	47

Nine Months Ended August 31, 2026 Versus August 31, 2025
Fixed income net revenues were $594.8 million, down 15.5% compared to $703.8 million for the prior year period, as credit markets remained challenging in the current year for the products and services where we are most active. Strong performance in our municipal securities, distressed and emerging markets businesses was more than offset by lower results from several other businesses, including our securitized products business, which includes a gross mark-to-market loss of $64.7 million associated with Market Financial Solutions during the nine months ended August 31, 2026.
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
•Placement and distribution fees for raising capital from investors; and
•Revenue from strategic affiliated asset managers where we are entitled to portions of their operating revenues and income based on our interests in the affiliates.
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

	Three Months Ended August 31,
$ in thousands	2026	2025	% Change
Asset management fees and other	$2,156	$8,235	(73.8)%
Revenue from strategic affiliates (1)	11,129	7,681	44.9
Total asset management fees and revenues	13,285	15,916	(16.5)%
Investment return	20,949	68,026	(69.2)
Allocated net interest	(21,438)	(18,550)	15.6
Other investments	72,839	111,490	(34.7)
Total Asset Management	$85,635	$176,882	(51.6)%

	Nine Months Ended August 31,
$ in thousands	2026	2025	% Change
Asset management fees and other	$12,648	$61,538	(79.4)%
Revenue from strategic affiliates (1)	85,716	63,774	34.4
Total asset management fees and revenues	98,364	125,312	(21.5)%
Investment return	140,978	112,796	25.0
Allocated net interest	(66,611)	(54,915)	21.3
Other investments	320,884	340,025	(5.6)
Total Asset Management	$493,615	$523,218	(5.7)%
(1)    Amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended August 31, 2026 Versus August 31, 2025
Asset management fees and revenues were $13.3 million, down 16.5% compared to $15.9 million for the prior year quarter, as higher management fees on funds and accounts managed by our strategic affiliates were offset by lower management fees on funds and accounts managed by us largely due to Point Bonita.
Investment return was $20.9 million compared to $68.0 million for the prior year quarter, due to lower performance across several fund strategies and the impact of reduced capital allocated to certain funds based on our strategy to reduce capital committed and reposition the business in recognition of our upcoming acquisition of Hildene Holdings.
Other investments net revenues were $72.8 million, down 34.7% compared to $111.5 million in the prior year quarter, primarily due to lower results from Tessellis and HomeFed.
Nine Months Ended August 31, 2026 Versus August 31, 2025
Asset management fees and revenues were $98.4 million, down 21.5% compared to $125.3 million for the prior year period, as higher performance fees from funds and accounts managed by our strategic affiliates were offset by lower performance fees largely associated with Point Bonita.
Investment return was $141.0 million, up 25.0% compared to $112.8 million for the prior year period, primarily driven by improved performance across several fund strategies, particularly those with a long-equity bias, partially offset by a decline in performance across several other funds, including Point Bonita.
Other investments net revenues were $320.9 million, down 5.6% compared to $340.0 million for the prior year period, as improved results from HomeFed and mark-to-market gains on certain investments were offset by lower results from Tessellis.
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
•unfunded capital commitments to a fund; and

48	Jefferies Financial Group Inc.

•the fair value of any invested capital in our consolidated funds or separately managed accounts.
Net asset value generally refers to the fair value the assets less the liabilities of a fund or account.
Assets under management:

$ in millions	August 31, 2026	November 30, 2025
Net asset value seeded by us:
Jefferies funds or separately managed accounts	$333	$358
Our affiliates funds or separately managed accounts	1,517	1,741
Total net asset value of Jefferies’ invested capital (1)	1,850	2,099
Fair value of investment purchased with leverage	562	699
Total AUM attributed to Jefferies as investor	$2,412	$2,798
Net asset value of third-party investors:
Jefferies funds or separately managed accounts (2)	1,265	2,462
Our affiliates funds or separately managed accounts (3)	29,821	25,387
Total AUM attributed to third-party investors	$31,086	$27,849
Unfunded capital commitments	164	195
Aggregated AUM	$33,662	$30,842
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
In addition to our investments directly in Jefferies’ and our strategic affiliates funds and separately managed accounts, we have capital invested in other equity method investees as part of our asset management business of $190.0 million and $174.0 million at August 31, 2026 and November 30, 2025, respectively.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation plans or certain other corporate income items that are not attributed to business segments as management does not consider such amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses

	Three Months Ended August 31,
$ in thousands	2026	2025	% Change
Compensation and benefits	$1,192,745	$1,083,510	10.1%
Brokerage and clearing fees	139,475	121,164	15.1
Underwriting costs	31,858	20,332	56.7
Technology and communications	173,235	157,171	10.2
Occupancy and equipment rental	34,713	32,908	5.5
Business development	83,000	78,999	5.1
Professional services	88,652	73,329	20.9
Depreciation and amortization	43,282	53,230	(18.7)
Cost of sales	22,922	34,430	(33.4)
Other	61,014	60,544	0.8
Total non-interest expenses	$1,870,896	$1,715,617	9.1%

	Nine Months Ended August 31,
$ in thousands	2026	2025	% Change
Compensation and benefits	$3,466,880	$2,779,476	24.7%
Brokerage and clearing fees	420,053	360,345	16.6
Underwriting costs	90,099	52,703	71.0
Technology and communications	495,953	442,844	12.0
Occupancy and equipment rental	103,072	93,818	9.9
Business development	247,530	231,360	7.0
Professional services	264,303	223,563	18.2
Depreciation and amortization	147,475	136,471	8.1
Cost of sales	84,095	118,959	(29.3)
Other	247,252	217,578	13.6
Total non-interest expenses	$5,566,712	$4,657,117	19.5%
Total Non-interest Expenses
Three Months Ended August 31, 2026 Versus August 31, 2025
Non-interest expenses were $1.87 billion, an increase of 9.1%, compared to $1.72 billion for the prior year quarter, primarily due to an increase in compensation and benefits expenses attributable to higher net revenues, higher brokerage and clearing fees on increased equities trading volumes and higher technology and communication expenses related to continued development of various trading and management systems as well as higher data related costs.
Nine Months Ended August 31, 2026 Versus August 31, 2025
Non-interest expenses were $5.57 billion, an increase of 19.5%, compared to $4.66 billion for the prior year period, primarily due to an increase in compensation and benefits expenses attributable to higher net revenues, higher brokerage and clearing fees on increased equities trading volumes and higher technology and communication expenses related to continued development of various trading and management systems as well as higher data related costs.
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.

August 2026 Form 10-Q	49

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
Compensation and benefits expense for the current quarter and current year was $1.19 billion and $3.47 billion, respectively, compared to $1.08 billion and $2.78 billion for the prior year quarter and prior year period, respectively. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.7% and 53.8% for the current quarter and current year, respectively, compared to 52.9% and 52.7% for the prior year quarter and prior year period, respectively.
Compensation expense related to the amortization of share- and cash-based awards amounted to $154.4 million and $485.5 million for the current quarter and current year, respectively, compared to $140.3 million and $440.7 million for the prior year quarter and prior year period, respectively.
At August 31, 2026, we had 7,065 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, compared to 7,787 at November 30, 2025. Included within our global headcount are 677 employees at August 31, 2026 and 1,797 employees at November 30, 2025 of our Stratos, Tessellis, HomeFed, and M Science subsidiaries.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended August 31, 2026 Versus August 31, 2025
Non-compensation expenses as a percentage of Net revenues was 30.5% compared to 30.9% for the current quarter and prior year quarter, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $18.3 million primarily tied to strong equities revenue growth across regions.
•Technology and communication expenses were higher by $16.1 million related to the continued development of various trading and management systems as well as higher data related costs.
Nine Months Ended August 31, 2026 Versus August 31, 2025
Non-compensation expenses as a percentage of Net revenues was 32.6% compared to 35.6% for the current year and prior year period, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $59.7 million primarily tied to strong equities revenue growth across regions.
•Technology and communication expenses were higher by $53.1 million related to the continued development of various trading and management systems as well as higher data related costs.
•Other expenses were higher by $29.7 million compared to the prior year period, primarily due to the write-down of goodwill associated with the expected sale of Tessellis.
Income Taxes
Three Months Ended August 31, 2026 Versus August 31, 2025
The provision for income taxes on continuing operations was $62.8 million and $89.3 million for the three months ended August 31, 2026 and 2025, respectively, representing an effective tax rate of 17.9%, and 26.9%, respectively. The lower rate was primarily driven by the recognition of excess tax benefits associated with share-based awards, investment tax credits and lower state and local taxes.
Nine Months Ended August 31, 2026 Versus August 31, 2025
The provision for income taxes on continuing operations was $181.2 million and $147.0 million for the nine months ended August 31, 2026 and 2025, respectively, representing an effective tax rate of 20.6%, and 23.8%, respectively. The lower rate was primarily driven by the recognition of excess tax benefits associated with share-based awards, investment tax credits and lower state and local taxes.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statements including in this Quarterly Report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

50	Jefferies Financial Group Inc.

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

August 2026 Form 10-Q	51

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
Goodwill
At August 31, 2026, goodwill of $1.73 billion (excluding goodwill classified as held for sale) represents 2.1% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2025 and Note 12, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
Carrying values of goodwill by reporting unit:

$ in millions	August 31, 2026	November 30, 2025
Investment banking	$702.7	$702.0
Equities and wealth management	256.1	255.9
Fixed income	578.5	578.0
Asset management	143.0	143.0
Other investments	45.7	158.7
Total	$1,726.0	$1,837.6
The results of our annual assessments indicated that all of our reporting units had a fair value in excess of their carrying amounts. Our valuation methodologies and the assessment of qualitative factors are sensitive to management’s forecasts of future probability. At August 31, 2026, our Stratos reporting unit with allocated goodwill of $5.5 million is highly sensitive to the forecast assumptions used in our market approach valuation. Reductions in trading volumes and/or a decline in performance from the expected levels assumed in our forecast could cause a decline in the estimated fair value of our Stratos reporting unit and a resulting impairment of a portion of our goodwill.
During the first quarter of 2026, a binding offer to sell our Tessellis reporting unit was accepted. We have evaluated the goodwill allocated to Tessellis and, based on the estimated sales proceeds, recorded an impairment to goodwill of $58.2 million in the first quarter of 2026, which is recognized within Other expenses. At August 31, 2026, the remaining goodwill allocated to our Tessellis reporting unit is $55.9 million.
Refer to Note 4, Assets and Liabilities Held for Sale and Note 12, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on goodwill.

52	Jefferies Financial Group Inc.

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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. Over the most recent years, we completed several critical steps to substantially liquidate our legacy Other investments portfolio of businesses. During 2026, we announced the sale of our interest in Tessellis S.p.A., which we anticipate to close during the first quarter of 2027. Subsequent to August 31, 2026, Stratos Group International, LLC (“Stratos”), a subsidiary of Jefferies, entered into a definitive agreement with AvaTrade Markets Ltd. to sell substantially all of its assets and business operations. The acquired assets are expected to be migrated over the next 120 days.
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

$ in millions	August 31, 2026	November 30, 2025	% Change
Total assets	$81,301.9	$76,012.3	7.0%
Cash and cash equivalents	16,883.6	14,043.9	20.2
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,178.0	917.7	28.4
Financial instruments owned	27,282.6	27,722.7	(1.6)
Financial instruments sold, not yet purchased	15,096.0	13,320.2	13.3
Total Level 3 assets	891.4	737.8	20.8
Securities borrowed	$11,158.4	$8,295.2	34.5%
Securities purchased under agreements to resell	7,840.7	8,449.1	(7.2)
Total securities borrowed and securities purchased under agreements to resell	$18,999.1	$16,744.3	13.5%
Securities loaned	$4,023.0	$2,540.8	58.3%
Securities sold under agreements to repurchase	12,920.7	12,156.7	6.3
Total securities loaned and securities sold under agreements to repurchase	$16,943.7	$14,697.5	15.3%
Total assets at August 31, 2026 and November 30, 2025 were $81.30 billion and $76.01 billion, respectively, an increase of 7.0%. During the three and nine months ended August 31, 2026, average total assets were higher by 11.8% and 8.3%, respectively, than total assets at August 31, 2026.
Our total Financial instruments owned inventory was $27.28 billion and $27.72 billion at August 31, 2026 and November 30, 2025, respectively. During the nine months ended August 31, 2026, our total Financial instruments owned decreased primarily due to decreases in derivative contracts, loans at fair value, investments at fair value, sovereign obligations, corporate debt securities and U.S. government and agency securities, partially offset by increases in corporate equity securities, mortgage and asset-backed securities and municipal securities. Financial instruments sold, not yet purchased inventory was $15.10 billion at August 31, 2026, an increase of 13.3% from $13.32 billion at November 30, 2025, with the increase primarily driven by increases in corporate equity securities and sovereign obligations, partially offset by decreases in U.S. government and agency securities, derivative contracts, loans sold at fair value, corporate debt securities and mortgage and asset-backed securities. Our overall net inventory position was $12.19 billion and $14.40 billion at August 31, 2026 and November 30, 2025, respectively, with the decrease primarily due to decreases in corporate equity securities, derivative contracts, sovereign obligations, loans, investments at fair value and corporate debt securities, partially offset by increases in U.S. government and agency securities, mortgage and asset-backed securities and municipal securities.
Level 3 assets:

$ in millions	August 31, 2026	Percent	November 30, 2025	Percent
Investment Banking	$128.6	14.4%	$111.7	15.1%
Equities and Fixed Income	421.2	47.2	343.6	46.7
Asset Management (1)	276.9	31.1	230.5	31.2
Other	64.7	7.3	52.0	7.0
Total	$891.4	100.0%	$737.8	100.0%
(1)At August 31, 2026 and November 30, 2025, $168.5 million and $195.8 million, respectively, are attributed to Other investments within our Asset Management reportable segment.

August 2026 Form 10-Q	53

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Our average month end balance of total reverse repos and stock borrows during the three and nine months ended August 31, 2026 was 18.4% and 15.9% higher, respectively, than the balance at August 31, 2026. Our average month end balance of total repos and stock loans during the three and nine months ended August 31, 2026 was 21.1% and 16.7% higher, respectively, than the balance at August 31, 2026.
Select information related to repurchase agreements:

$ in millions	Nine Months Ended August 31, 2026	Year Ended November 30, 2025
Securities Purchased Under Agreements to Resell:
Period end	$7,841	$8,449
Month end average	10,421	10,526
Maximum month end	13,730	14,927
Securities Sold Under Agreements to Repurchase:
Period end	$12,921	$12,157
Month end average	15,799	16,497
Maximum month end	18,913	19,785
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
Leverage Ratios:

$ in millions	August 31, 2026	November 30, 2025
Total assets	$81,302	$76,012
Total equity	$10,752	$10,642
Total shareholders’ equity	$10,714	$10,575
Deduct: Goodwill and intangible assets, net	(1,972)	(2,040)
Tangible shareholders’ equity	$8,742	$8,535
Leverage ratio (1)	7.6	7.1
Tangible gross leverage ratio (2)	9.1	8.7
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $26.07 billion at August 31, 2026 exceeded our cash capital requirements.
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

54	Jefferies Financial Group Inc.

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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2026, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in millions	August 31, 2026	Average Balance Quarter Ended August 31, 2026 (1)	November 30, 2025
Cash and cash equivalents:
Cash in banks	$4,167	$5,131	$3,904
Money market investments (2)	12,717	9,469	10,140
Total cash and cash equivalents	16,884	14,600	14,044
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	2,135	2,115	1,824
Other (4)	883	1,640	1,836
Total other sources	3,018	3,755	3,660
Total cash and cash equivalents and other liquidity sources	$19,902	$18,355	$17,704
Total cash and cash equivalents and other liquidity sources as % of Total assets	24.5%		23.3%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	25.1%		23.9%
(1)Average balances are calculated based on weekly balances.

August 2026 Form 10-Q	55

(2)At August 31, 2026 and November 30, 2025, $12.69 billion and $10.12 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balances at August 31, 2026 and November 30, 2025 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2026 was $9.45 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2026, we had the ability to readily obtain repurchase financing for 78.2% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	August 31, 2026		November 30, 2025
$ in millions	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (1)
Corporate equity securities	$8,130	$1,124	$7,434	$2,715
Corporate debt securities	4,655	499	4,789	281
U.S. government, agency and municipal securities	2,980	156	3,013	56
Other sovereign obligations	1,269	1,895	1,461	1,731
Agency mortgage-backed securities (2)	3,997	—	3,060	—
Loans and other receivables	302	—	160	—
Total	$21,333	$3,674	$19,917	$4,783
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. A portion of our cash and noncash repurchase financing activities is used as collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at August 31, 2026.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2026, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average short-term borrowings outstanding were $1.66 billion and $2.50 billion for the three and nine months ended August 31, 2026, respectively.
At August 31, 2026 and November 30, 2025, our borrowings under bank loans in Short-term borrowings were $316.1 million and $533.8 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on

56	Jefferies Financial Group Inc.

the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2026, we were in compliance with all covenants under these credit facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provide an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings. At August 31, 2026, the outstanding notes totaled $2.29 billion, bear interest primarily at a spread over the Secured Overnight Funding Rate (“SOFR”) and mature from September 2026 to October 2028.
Total Long-Term Capital
At August 31, 2026 and November 30, 2025, we had total long-term capital of $26.07 billion and $23.14 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.17:1 and 1.17:1, respectively.

$ in thousands	August 31, 2026	November 30, 2025
Unsecured Long-Term Debt (1)	$15,318,630	$12,494,842
Total Mezzanine Equity	406	406
Total Equity	10,752,444	10,642,203
Total Long-Term Capital	$26,071,480	$23,137,451
(1)Amounts at August 31, 2026 and November 30, 2025 exclude our secured long-term debt. Amounts at August 31, 2026 exclude $744.1 million and $352.6 million of our Senior Notes as the notes mature January 2027 and June 2027, respectively. Amounts at November 30, 2025 exclude $869.5 million of our Callable Notes as the notes matured April 2026 and $45.2 million of our Floating Senior Notes as the note matured on June 2026. The amounts at August 31, 2026 and November 30, 2025 also exclude $138.6 million and $102.7 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the nine months ended August 31, 2026, long-term debt increased by $2.56 billion to $18.46 billion at August 31, 2026, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due to proceeds of $4.53 billion from the issuances of unsecured senior notes, $169.2 million from net issuances of structured notes, $32.6 million from valuation adjustments and $18.4 million from currency losses on foreign currency borrowings. These increases were partially offset by repayments of $1.55 billion on our unsecured senior notes, paydowns of $566.2 million in subsidiary debt and the reclassification of $51.9 million of Tessellis’ borrowings to liabilities held for sale (refer to Note 4, Assets and Liabilities Held for Sale for further information).
At August 31, 2026, our unsecured long-term debt has a weighted average maturity of approximately 7.5 years.
At August 31, 2026 and November 30, 2025, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $670.2 million and $803.2 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2026, we were in compliance with all covenants under these credit facilities.
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
Equity Capital
Preferred Shares
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis. On April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation’s (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock and SMBC is required to pay $1.50 per share of voting common stock so exchanged. During 2024, we issued 55,125 shares of Series B Preferred Stock to SMBC in exchange for approximately 27.6 million shares of voting common stock. These preferred shares were subsequently converted by SMBC into 27.6 million shares of non-voting common stock on June 30, 2026. As of August 31, 2026, there is no outstanding Series B Preferred Stock.
On September 19, 2025, our Board of Directors established Series B-1 Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B-1 Preferred Stock”) and designated 17,500 shares as Series B-1 Preferred Stock with a liquidation

August 2026 Form 10-Q	57

preference of $500 per share. Additionally, on September 19, 2025, we entered into an amended and restated Exchange Agreement (the “Amended and Restated Exchange Agreement”) with SMBC, which entitles SMBC to exchange shares of our voting common stock for shares of the Series B-1 Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B-1 Preferred Stock. The Amended and Restated Exchange Agreement is limited to 17,500 shares of Series B-1 Preferred Stock. Under the Amended and Restated Exchange Agreement, SMBC is permitted to increase its economic ownership in the Company to up to 20% on an as-converted and fully diluted basis, while continuing to own less than 5% of a voting interest in the Company. As of August 31, 2026, there is no outstanding Series B-1 Preferred Stock.
Common Shares
Our Board of Directors has authorized two classes of common stock (i) voting and (ii) non-voting. The rights of the holders of each class of common stock are identical with the exception of voting rights.
Voting Common Shares
On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which decreased authorized voting common shares to 552.3 million from 565.0 million.
At August 31, 2026 and November 30, 2025, we had 189.1 million and 206.3 million voting common shares outstanding, respectively.
At August 31, 2026, we had 16.2 million share-based awards that do not require the holder to pay any exercise price and 5.1 million stock options that require the holder to pay an exercise price of $22.69 per share.
During the nine months ended August 31, 2026, we repurchased a total of 8.3 million of our common shares for $441.2 million, or an average price of $53.25 per share, including 6.3 million of our common shares for $333.0 million in the open market under our share repurchase program, and 2.0 million of our common shares for $108.2 million in connection with net-share tax withholding under our equity compensation plan. In September 2026, the Board of Directors has authorized the repurchase of common stock up to $250.0 million under a share repurchase program for future repurchases.
Non-Voting Common Shares
On March 26, 2026, shareholders approved an Amended and Restated Certificate of Incorporation, which increased authorized non-voting common shares to 47.7 million from 35.0 million.
On April 27, 2026, SMBC exchanged 9.2 million voting common shares for non-voting common shares on a 1:1 basis.
On June 30, 2026, SMBC converted 55,125 preferred shares into 27.6 million non-voting common shares in accordance with the Exchange Agreement.
On July 10, 2026, SMBC also exchanged 3.8 million shares of Jefferies’ voting common shares for non-voting common shares on a 1:1 basis.
At August 31, 2026, we had 40.6 million non-voting common shares outstanding.
At August 31, 2026, SMBC owns 19.6% of our combined voting and non-voting common stock on a fully-diluted basis.
Dividends
We paid the following dividends to our voting and non-voting common stockholders and to our Series B Preferred stockholders:

Nine Months Ended August 31, 2026
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 7, 2026	February 17, 2026	February 27, 2026	$0.40
March 25, 2026	May 18, 2026	May 29, 2026	$0.40
June 24, 2026	August 18, 2026	August 28, 2026	$0.40
On September 28, 2026, the Board of Directors declared a dividend of $0.40 per common share to be paid on November 25, 2026 to common shareholders of record at November 16, 2026.
No cash dividends were paid on the Series B Preferred Stock during the three months ended August 31, 2026, as all outstanding shares were converted into non-voting common stock before the dividend record date. During the nine months ended August 31, 2026, we paid cash dividends of $22.1 million. During the three and nine months ended August 31, 2025, we paid cash dividends related to the Series B Preferred stock of $11.0 million and $33.1 million, respectively.
The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC is also an Introducing Broker subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, which sets forth minimum financial requirements. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from a futures commission merchant to an Introducing Broker. The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and CFTC Introducing Broker is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC Regulation 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization (“DSRO”) for Jefferies LLC as an FCM. In June 2026, Jefferies LLC changed its registration status with the CFTC and the NFA from an FCM to an Introducing Broker.
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

58	Jefferies Financial Group Inc.

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
At August 31, 2026, net capital and excess net capital were as follows:

$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$3,713,973	$3,485,328
JFSI - SEC	371,762	326,827
JFSI - CFTC	371,762	333,994
JIL (1)	2,331,178	1,363,033
Jefferies GmbH (1)	394,252	290,749
(1)Represents an equivalent capital requirement in the respective jurisdiction.
At August 31, 2026, Jefferies LLC, JFSI, JIL and Jefferies GmbH are in compliance with their applicable requirements.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2026, Jefferies LLC had $225.5 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers or dealers (commonly referred to as “PAB”), Jefferies LLC is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2026, Jefferies LLC had $528.2 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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
Global markets continue to experience disruption and volatility following the geopolitical instability from the ongoing conflicts along Israel’s border with the Gaza Strip and elsewhere in the Middle East, including the ongoing military conflict among the U.S., Israel, and Iran. Our investments and assets in our growing business in the Persian Gulf, Saudi Arabia and Israel, as well as the related global macroeconomic climate, could be negatively affected by consequences from the geopolitical instability, including disruptions in the Strait of Hormuz and military conflict throughout the region. We continue to monitor these and other geopolitical conflicts and assess their potential impact on our business.
Since 2025, the United States has introduced actions through various means to increase import tariffs at various rates, including on certain products imported from almost all countries. Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, and wholly new arrangements with key trading partners of the United States. These actions, along with recent legal and policy developments, have led to increased economic uncertainty, and could negatively impact global supply chains and trade flow. The potential impact of tariffs on corporate earnings remains uncertain. We continue to closely monitor the impact of these matters on our business.
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
The First Brands bankruptcy proceedings have uncovered what is alleged to be a massive fraud that has resulted in the bankrupt estate bringing claims against its former CEO, its former Executive Vice President, one of its significant financing counterparties, and various related entities to recover billions of dollars in allegedly fraudulent transfers. As it relates to factoring, the alleged fraudulent activities included First Brands selling certain receivables more than once, selling receivables that had been inflated in amount, and selling fabricated receivables. The Company is exerting every effort to recover assets from First Brands and from the various Obligors. That process will take months to years to complete and, given the fraud, the recovery is highly uncertain. Our investment as it relates to exposure to First Brands is valued at zero.
Point Bonita Capital's portfolio also included accounts receivable purchased from Royalline Trading Pte Ltd (subsequently

August 2026 Form 10-Q	59

renamed Radiant Corporation World Pte. Ltd) ("Radiant") and Sapphire Minmetals Corporation Ltd ("Sapphire"), and due from third-party commodity traders including Glencore, Vitol and Gunvor. Receivables purchased from these entities had been paid in full since 2021. However, starting in January 2026, purchased receivables began to enter into default. Point Bonita Capital has subsequently obtained substantial prima facie evidence that Radiant and Sapphire were engaged in a sophisticated and systematic fraud involving extensive falsification of documents. LAM Trade Finance Group II, an entity within the Point Bonita Capital fund, has now commenced proceedings against Radiant, Sapphire and their respective principals in the English High Court for deceit, conspiracy, breach of contract and restitution and has obtained a worldwide freezing order to prevent dissipation of assets by the defendants.
Separately, Apex Credit Partners LLC (“Apex”), a wholly owned subsidiary of Jefferies Finance, 50%-owned by us, manages on behalf of third-party institutional and other investors certain CLOs that invest in broadly syndicated loans with approximately $4.1 billion in assets under management. 12 CLOs managed by Apex own approximately $52 million in the aggregate of First Brands’ term loans (including PIK interest), which is approximately 1% of the CLO assets managed by Apex. Additionally, approximately, $1 million of First Brands’ term loans (including PIK interest) and $0.2 million of debt-in-possession term loans were transferred from an Apex-managed CLO warehouse to Apex in anticipation of a CLO closing in January 2026. Apex beneficially owns a portion of the equity tranche and other senior tranches in an amount to comply with applicable securitization risk-retention rules and in certain instances such additional amounts which are not material.
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

60	Jefferies Financial Group Inc.

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

	VaR at August 31, 2026	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended August 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$5.89	$6.18	$8.74	$4.43
Equity Prices	7.62	7.86	9.31	6.56
Currency Rates	0.46	0.54	1.97	0.25
Commodity Prices	0.63	0.62	1.46	0.20
Diversification Effect (1)	(4.21)	(4.82)	N/A	N/A
Firmwide VaR (2)	$10.39	$10.38	$12.74	$8.78

	VaR at May 31, 2026	Daily Firmwide VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$4.13	$5.44	$13.96	$0.96
Equity Prices	8.80	8.65	9.95	5.88
Currency Rates	1.90	2.61	3.08	1.90
Commodity Prices	0.85	0.64	1.21	0.21
Diversification Effect (1)	(4.65)	(7.03)	N/A	N/A
Firmwide VaR (2)	$11.03	$10.31	$11.93	$8.09
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
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products:

	VaR at August 31, 2026	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended August 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$5.66	$5.88	$8.29	$4.08
Equity Prices	3.55	3.87	5.62	2.71
Currency Rates	0.26	0.35	1.36	0.18
Diversification Effect (1)	(2.76)	(2.61)	N/A	N/A
Capital Markets VaR (2)	$6.71	$7.49	$9.26	$5.84

	VaR at May 31, 2026	Daily Capital Markets VaR
$ in millions		Daily VaR for the Three Months Ended May 31, 2026
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$3.90	$5.17	$13.99	$0.59
Equity Prices	4.20	3.99	5.15	3.00
Currency Rates	1.38	2.30	2.81	—
Diversification Effect (1)	(2.41)	(4.32)	N/A	N/A
Capital Markets VaR (2)	$7.07	$7.14	$9.52	$5.25
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

August 2026 Form 10-Q	61

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2026, there were no days when the aggregate net trading loss exceeded the 95% one day VaR.
The chart below presents our daily firmwide and capital markets VaR over the last four quarters. The fluctuations in VaR during the first, second and third quarters of 2026 were primarily driven by volatility in the equity markets.
Daily Net Trading Revenue
There were 7 days with firmwide trading losses out of a total of 64 trading days during the three months ended August 31, 2026. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

62	Jefferies Financial Group Inc.

Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2026:

$ in thousands	10% Sensitivity
Investment in funds and other (1)	$135,837
Private investments	57,466
Corporate debt securities in default	19,159
Trade claims	9,875
(1)Primarily includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.9 million at August 31, 2026, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
$ in thousands	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$161,786	$667,658	$1,348,618	$461,712	$1,311,258	$8,967,692	$12,918,724	$12,643,992
Weighted-Average Interest Rate	2.53%	5.23%	5.10%	5.03%	4.40%	5.62%
Variable Interest Rate Borrowings	$13,000	$600,000	$525,000	$1,317	$—	$1,062,592	$2,201,909	$2,066,695
Weighted-Average Interest Rate	6.29%	6.54%	6.09%	4.66%	—%	5.36%
Borrowings with Foreign Currency Exposure	$—	$580,800	$145,200	$580,800	$—	$2,502,502	$3,809,302	$3,609,829
Weighted-Average Interest Rate	—%	3.37%	3.29%	4.05%	—%	4.91%
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

August 2026 Form 10-Q	63

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
Current counterparty credit exposures at August 31, 2026 and November 30, 2025 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

64	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025
AAA Range	$—	$—	$0.6	$10.7	$—	$—	$0.6	$10.7	$12,712.1	$10,140.1	$12,712.7	$10,150.8
AA Range	91.4	91.1	364.2	218.8	56.8	270.5	512.4	580.4	302.7	156.8	815.1	737.2
A Range	19.4	24.5	1,650.5	1,081.5	85.8	173.6	1,755.7	1,279.6	3,502.8	3,514.5	5,258.5	4,794.1
BBB Range	188.2	263.7	249.6	166.7	18.5	20.2	456.3	450.6	363.9	232.5	820.2	683.1
BB or Lower	36.2	38.4	39.4	42.6	13.4	173.8	89.0	254.8	2.1	—	91.1	254.8
Unrated	189.2	279.5	—	—	3.4	9.9	192.6	289.4	—	—	192.6	289.4
Total	$524.4	$697.2	$2,304.3	$1,520.3	$177.9	$648.0	$3,006.6	$2,865.5	$16,883.6	$14,043.9	$19,890.2	$16,909.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025
Asia-Pacific/Latin America/Other	$17.3	$15.8	$277.9	$234.6	$4.9	$0.4	$300.1	$250.8	$729.5	$766.3	$1,029.6	$1,017.1
Europe and the Middle East	38.3	1.7	798.4	426.5	54.2	88.4	890.9	516.6	59.3	71.3	950.2	587.9
North America	468.8	679.7	1,228.0	859.2	118.8	559.2	1,815.6	2,098.1	16,094.8	13,206.3	17,910.4	15,304.4
Total	$524.4	$697.2	$2,304.3	$1,520.3	$177.9	$648.0	$3,006.6	$2,865.5	$16,883.6	$14,043.9	$19,890.2	$16,909.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025	August 31, 2026	November 30, 2025
Asset Managers, Funds and Investment Advisors (1)	$322.4	$438.6	$115.9	$83.6	$0.2	$—	$438.5	$522.2	$12,717.0	$10,140.1	$13,155.5	$10,662.3
Banks, Broker-Dealers	8.4	5.7	1,319.2	863.8	165.4	478.9	1,493.0	1,348.4	4,166.6	3,903.8	5,659.6	5,252.2
Corporates	129.1	145.3	—	—	11.8	165.8	140.9	311.1	—	—	140.9	311.1
As Agent Banks	—	—	788.6	529.9	—	—	788.6	529.9	—	—	788.6	529.9
Other	64.5	107.6	80.6	43.0	0.5	3.3	145.6	153.9	—	—	145.6	153.9
Total	$524.4	$697.2	$2,304.3	$1,520.3	$177.9	$648.0	$3,006.6	$2,865.5	$16,883.6	$14,043.9	$19,890.2	$16,909.4
(1)Includes a $250.0 million secured revolving credit facility to Jefferies Finance, of which $188.5 million and $250.0 million is unfunded at August 31, 2026 and November 30, 2025, respectively.

August 2026 Form 10-Q	65

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top ten exposures at August 31, 2026 and November 30, 2025 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have net long issuer and counterparty exposure:

	August 31, 2026
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,869.4	$(923.2)	$(593.4)	$36.0	$196.9	$50.6	$0.6	$636.3	$636.9
France	1,051.1	(552.1)	(211.9)	0.3	279.8	—	1.4	567.2	568.6
Japan	2,615.9	(2,594.2)	70.0	—	88.1	0.4	156.5	180.2	336.7
Hong Kong	440.0	(392.2)	(2.7)	—	16.0	—	234.5	61.1	295.6
Italy	862.7	(1,525.7)	923.9	—	0.3	2.5	1.4	263.7	265.1
Canada	158.9	(91.3)	18.4	0.2	49.3	88.1	0.3	223.6	223.9
Spain	927.2	(616.9)	(167.7)	—	76.7	—	1.4	219.3	220.7
India	21.3	(15.9)	(0.4)	—	—	—	190.8	5.0	195.8
Taiwan	2,174.4	(2,314.0)	175.9	—	140.8	—	—	177.1	177.1
Australia	647.0	(555.0)	(53.0)	1.5	11.6	—	122.1	52.1	174.2
Total	$10,767.9	$(9,580.5)	$159.1	$38.0	$859.5	$141.6	$709.0	$2,385.6	$3,094.6

	November 30, 2025
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$175.2	$(152.5)	$46.3	$—	$56.9	$373.3	$—	$499.2	$499.2
United Kingdom	1,391.5	(806.6)	(260.2)	0.9	44.6	84.1	7.8	454.3	462.1
Hong Kong	54.6	(41.0)	1.7	—	24.3	—	294.9	39.6	334.5
Australia	837.8	(611.8)	(87.4)	—	11.6	0.2	92.8	150.4	243.2
France	628.5	(405.8)	(131.4)	0.9	149.2	—	0.1	241.4	241.5
Japan	1,570.6	(1,929.7)	364.7	—	67.6	0.1	140.0	73.3	213.3
Spain	546.6	(341.8)	(76.3)	—	74.9	0.2	1.1	203.6	204.7
India	19.9	(17.8)	0.6	—	—	—	198.9	2.7	201.6
Sweden	250.9	(168.4)	52.7	—	—	—	10.5	135.2	145.7
Taiwan	1,119.2	(903.9)	(172.2)	—	101.5	—	—	144.6	144.6
Total	$6,594.8	$(5,379.3)	$(261.5)	$1.8	$530.6	$457.9	$746.1	$1,944.3	$2,690.4
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

66	Jefferies Financial Group Inc.

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
Item 4. Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2026 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

August 2026 Form 10-Q	67

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the three months ended August 31, 2026.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended August 31, 2026:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2026 to June 30, 2026	412,013	$49.26	400,000	$230,340
July 1, 2026 to July 31, 2026	839,484	$52.72	827,072	$186,705
August 1, 2026 to August 31, 2026	76,920	$56.00	72,928	$182,611
Total	1,328,417	$51.84	1,300,000
(1)An aggregate 28,417 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
(2)Average price paid per share excludes the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 31, 2026. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

68	Jefferies Financial Group Inc.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jefferies Financial Group Inc.

/s/ MATT LARSON
Matt Larson
Executive Vice President and Chief Financial Officer

Dated: October 9, 2026

August 2026 Form 10-Q	69